Form 10-K
period 2020-12-27
TrueBlue, Inc.
filed 2021-02-22
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 27, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2020, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $0.5 billion.
As of February 1, 2021, there were 35,485,980 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 12, 2021, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

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
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We began operations in 1989 and are headquartered in Tacoma, Washington.
BUSINESS OVERVIEW
In 2020, we connected approximately 490,000 people with work and served approximately 99,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout.
•PeopleReady offers on-demand, industrial and skilled trade staffing throughout the United States (“U.S.”), Canada and Puerto Rico.
•PeopleManagement offers contingent, on-site industrial staffing and commercial driver services throughout the U.S., Canada and Puerto Rico.
•PeopleScout offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries and geographies, primarily in the U.S., Canada, the United Kingdom and Australia.

PeopleReady provides access to qualified associates through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, and hospitality.
PeopleReady helped approximately 98,000 clients in fiscal 2020 be flexible and more productive by providing easy access to dependable, blue-collar contingent labor. Through our PeopleReady service line, we connected approximately 221,000 people with work in fiscal 2020. We have a network of 629 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our industry-leading mobile app, JobStackTM, which connects people with work 24/7. This creates a virtual exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates, as we embrace a digital future.

Page - 4

PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility. We provide scalable solutions to meet the volume requirements of labor-intensive manufacturing, distribution and fulfillment facilities. Our dedicated service teams work closely with on-site management as an integral part of the production and logistics process, managing all or a subset of the contingent labor for a facility or operational function. Our on-site staffing solutions provide large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total workforce cost, increase safety and compliance, improve retention, create greater volume flexibility, and enhance strategic decision-making through robust reporting and analytics. Our On-Site business includes our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded service offerings, which provide hourly and productivity-based (cost per unit) pricing options for industrial staffing solutions. Client contracts are generally multi-year in duration. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type, and degree of recruiting difficulty.

PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline delivers drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs, ensure compliance, and deliver improved service.
PeopleScout provides RPO services that manage talent solutions spanning the global economy and talent advisory capabilities supporting total workforce needs. We are recognized as an industry leader for RPO services. Our solution is highly scalable and flexible, which allows for outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams which work as an integrated partner with our clients to increase the productivity of their contingent workforce program.
INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement services, supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries to match available associates with employer work assignments. Work assignments vary widely in duration, skill level and required experience. The staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of associates, and to attract and retain clients who will employ these associates. Client demand for contingent staffing services is dependent on the overall strength of the economy and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry whereas, during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events. PeopleReady and PeopleManagement are leaders in industrial staffing services.
The human resource outsourcing industry, which includes our PeopleScout services, involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increased candidate

Page - 5

expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes RPO and MSP solutions which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs. PeopleScout is a leader in RPO and MSP services.
Our workforce solutions address the following key industry and market trends contributing to anticipated growth:
•Workforce flexibility and scalability: The staffing industry continues to experience increased demand in relation to total job growth as demand for a flexible workforce continues to grow with competitive and economic pressures to reduce costs, meet dynamic seasonal demands and respond to rapidly changing market conditions. Providers in the human resource outsourcing industry can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality. These providers also help clients increase efficiency and drive lower overhead costs by standardizing processes, reducing time to fill, and onboarding the best fit talent into a client’s organization.
•Workforce productivity: Companies are under increasing competitive pressures to improve productivity through workforce solutions that improve performance, and enable clients to focus on their core business.
•Leveraging technology to access talent: Automation, artificial intelligence and machine learning are transforming talent acquisition. The fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online rapidly. Associates are demanding more flexibility in how, when and where they work, as well as access to contingent work opportunities through mobile technology. Available associates are in high demand and have more power to find the employment situation they desire. As competition for qualified candidates increases, clients are relying on service providers to elevate the employer brand, build talent communities, create a world-class candidate experience, leverage innovative talent technology, and facilitate effective recruitment marketing and candidate communication strategies.
BUSINESS STRATEGY
Our clients have a variety of challenges in running their businesses, each of which are unique to the competitive pressures of their industry. We are industry leaders dedicated to staffing solutions tailored to our clients’ needs and the industries in which they operate. We ensure our differentiated solutions keep pace with the changing needs of our clients through the following:
•We continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services, expand our geographical reach, provide a broad range of blue-collar staffing services, and dispatch our associates to areas without a physical location. Continued investment in specialized sales, recruiting and service expertise will create a more seamless experience for our clients to access all our services with more comprehensive solutions to enhance their performance and our growth. Our business segments offer complementary workforce solutions with unique value propositions to meet our clients’ demands for talent.
•We continue to invest in technology that increases our ability to attract more clients, employees and associates as well as reduce the cost of delivering our services. We are committed to leveraging technology to improve the experience of our associates, clients and permanent employees. Our technological innovations make it easier for our clients to do business with us, and easier to connect associates with work opportunities and candidates to permanent employment opportunities. We are making significant investments in online and mobile apps to improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.
◦Complementing our PeopleReady branch network is our JobStack platform which connects our associates and clients through a real-time 24/7 digital exchange with an easy-to-use mobile app. JobStack enables our branches to expand their recruiting, sales and service delivery efforts. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we embrace a digital future. Currently 90% of PeopleReady’s associates use JobStack to find on-demand work. During 2020, we introduced new digital onboarding features that cut application time in half, increasing the percentage of applicants put to work. We introduced JobStack to our clients in 2018 and by the end of 2020 over 26,000 of our clients were using JobStack to place orders for associates, rate their performance, and approve their time worked, an increase of 23%, compared to the prior year. During fiscal 2020, PeopleReady dispatched approximately 2.9 million shifts via JobStack and achieved a digital fill rate of 53%, compared to approximately 3.7 million shifts and a digital fill rate of 48% in the prior year. We are focused on driving growth in the number of heavy client users of JobStack. A heavy client user is a client who has 50 or more touches on JobStack per month. Heavy client users have consistently posted better year-over-year growth rates compared to all other PeopleReady clients. We more than doubled our heavy client user mix

Page - 6

from 11% in 2019 to 24% in 2020. We continue to expand functionality to further leverage this technology to transform our business and enhance our client and associate retention.
◦Complementing our PeopleManagement dedicated on-site contingent workforce management is StaffTrackTM. StaffTrack is a proprietary technology platform that enables us to recruit and connect the best candidates with on-site assignments. StaffTrack has robust, real-time analytics that drive dynamic supply chain and workforce strategies, which allow clients faster, more precise hiring and help drive operational improvements and efficiencies. The recently launched StaffTrack associate mobile app provides associates the ability to search for a job, view their schedules, pick-up shifts, and receive real-time notifications. We continue to expand functionality within StaffTrack to further enhance our client and associate experience.
◦Complementing our PeopleScout dedicated service delivery teams is our technology platform, Affinix, used for sourcing, screening and delivering a permanent workforce. Affinix creates a consumer-like candidate experience and streamlines the sourcing process. Affinix delivers speed and scalability while leveraging recruitment marketing, machine learning, predictive analytics and other emerging technology to make the end-to-end process seamless for the candidate. We will continue to invest in Affinix to further improve our ability to quickly and efficiently source the most attractive talent at the best price.
•Our RPO services leverage innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our clients reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to quickly find the best talent, thereby delivering a better outcome for the client.
•Our MSP business is focused primarily on managing the contingent labor programs of domestic, middle-market companies with a growing dependence on contingent labor. This enables our clients to efficiently source, engage, fulfill, measure and manage all categories of contingent and externally-sourced labor. We are uniquely positioned to manage the full range of our clients’ labor needs.
CLIENTS
Our clients range from small and medium-sized businesses to Fortune 100 companies.
During fiscal 2020, we served approximately 99,000 clients in industries including construction, energy, manufacturing, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality, and general labor. Our ten largest clients accounted for 19.0% of total revenue for fiscal 2020, 16.5% for fiscal 2019 and 16.1% for fiscal 2018. Our single largest client for fiscal 2020 accounted for 3.2% of total company revenue.
No single client represented more than 10.0% of total company revenue for fiscal 2020, 2019 or 2018.
HUMAN CAPITAL RESOURCES

We believe our success depends on our ability to attract, develop and retain talented employees. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. As of December 27, 2020, we employed approximately 5,200 full-time equivalent employees. Our employees are in eight countries with approximately 81% located in the U.S. None of our permanent employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are in good standing, as evidenced by our employee engagement survey results. Our Compensation Committee of the Board of Directors (the “Board”) regularly receives reports regarding the progress on our key human capital initiatives. These reports inform discussions regarding the development, retention, and engagement of our employees. Some of our key human capital management initiatives are discussed below.
Culture and engagement
We believe a strong corporate culture and employee engagement is key to attracting and retaining talented employees. To assess and improve our culture, we routinely utilize an independent third party to measure how favorably our employees view our organizational culture and engagement. These surveys include corporate culture assessments, as well as real-time feedback on employee engagement and employee-managment relations. The results of these surveys are reported and distributed throughout management and the Board, and are used to create actionable plans to improve employee engagement and retention. Our September 2020 survey returned an engagement score of 74, which exceeds the benchmark set by the independent survey provider of 67, and is an improvement of 1 point from our pre-COVID-19 survey completed in February 2020.

Page - 7

Developing our people
In order to continually attract and retain talented employees, we focus on personal development and career growth through our full performance program. Our full performance strategy for employees incorporates career planning and development, continuous learning, and creating internal career opportunities. We provide a range of training courses to our employees to enable more effective onboarding, work performance, compliance and advancing corporate initiatives. This strategy supports our intent to foster a culture that enables all employees to realize their full professional potential and cultivates a qualified bench of future leaders.
Employees create individual development plans, identify specific skill gaps and development goals, and chart a path for career growth. We aim to strengthen skills that transfer across roles, business segments and functions. Managers meet regularly with employees to discuss their plans, and yearly assessments provide a formal process for tracking progress. This standardized process also ensures employees in similar positions are similarly evaluated.
Health, safety and wellness

We provide our employees and their families with flexible health and wellness programs, including competitive benefits. Our benefits include health, dental and vision insurance, health savings and flexible spending accounts, paid time off, family leave, and family care resources.

In response to the COVID-19 pandemic, we implemented significant changes to ensure the health and safety of our employees. These changes included an investment in the technology necessary to allow the majority of our support center employees to work from home and a reimbursement for certain expenses associated with moving to home-based work. Through the distribution and provision of necessary personal protective equipment, the continuing use of education and awareness, and changes to our operating processes, we are working to ensure our offices remain open and a safe place for our employees.
Diversity, equity and inclusion
We are dedicated to fostering, recognizing, and embracing diversity at every level of the organization. In January 2021, we hired a Vice President of Diversity, Equity and Inclusion who reports directly to the Chief Executive Officer. We have assembled a diverse internal employee workforce, and are committed to making further improvements. For example, today, women hold nearly 50% of positions at the director level and above.

We have a Diversity & Inclusion Council (the “Council”) which designs and launches initiatives that advance acceptance and inclusion. The Council reports regularly to executive leadership, who brief our Board periodically through the year. The Council also sponsors training to build diversity and inclusion awareness, and supports Employee Resource Groups (“ERGs”), which are employee-led groups that create opportunities for employees to collaborate based on shared characteristics or life experiences to support each other for enhanced career and personal development. We have ERGs that include the African American Resource Connection, Be Proud (LGBTQ+), Hispanic Opportunity and Latinx Awareness, Women in Leadership, Europe, Middle East, and Africa Developing Female Talent Team, and Veteran Employee Talent Society. Through these experiences, we learn how our differences build stronger teams and how our histories reveal similarities.
Associates
Associates are the people we put to work for our clients. We attract our pool of associates through our proprietary mobile apps, online resources, extensive internal databases, advertising, job fairs, community-based organizations and various other methods. We identify the skills, knowledge, abilities and personal characteristics of our associates and match their competencies and capabilities to our client’s requirements. This enables our clients to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our associates when selecting a particular individual for a specific assignment and retaining those associates for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, reducing absenteeism and improving associate safety.
Associates come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. Associates may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several weeks or months. We provide our associates meaningful work and the opportunity to improve their skills. We provide a bridge to permanent, full-time employment for thousands of associates each year. We are considered the legal employer of our associates, and laws regulating the employment relationship are applicable to our operations. We consider our relationships with our associates to be good.

Page - 8

We remain focused and committed to associate safety. We have developed an integrated risk management program that focuses on loss analysis, education, and safety improvement programs to reduce the safety risks that may be encountered by our associates. We continuously monitor injuries to our associates at our customer job sites and report throughout management on our internally developed Worker Safety Ratio score in order to monitor injuries across regions, industries, and brands. We regularly analyze this Worker Safety Ratio to identify trends that allow us to focus our safety resources on the types of jobs that may lead to more injuries. We distribute educational materials to our clients and associates, and perform client site visits to address specific safety risks unique to their industry or job site. In this unprecedented environment due to the COVID-19 pandemic, we have provided masks for all our associates, distributed infrared thermometers for branches and job sites, established a resource center for staff, and implemented drive-in job fairs.
COMPETITION
Contingent staffing services
The staffing industry is large and highly fragmented with large publicly-held companies as well as privately-owned companies on a national, regional and local level. No single company has a dominant share of the industry. We compete primarily with local and regional companies. We also experience competition from internet-based companies providing a variety of flexible workforce solutions. The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the clients’ needs.
Competition exists in attracting clients as well as qualified associates. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset the increased costs of doing business, some of which include increased associate wages, workers’ compensation costs, unemployment insurance and health care.
The most significant competitive factors are price, ability to promptly fill client orders, success in meeting clients’ expectations of recruiting associates, and appropriately addressing client service issues. We believe we derive a competitive advantage from our service history, our specialized approach in serving the industries of our clients, and our mobile apps, which connect associates with jobs and create virtual exchanges between our associates and clients. Our PeopleReady JobStack and PeopleManagement StaffTrack mobile apps are helping to competitively differentiate our services, expand our reach into new demographics, and improve our recruiting, sales and service delivery. Our national presence, industry specialization, investment in technology, and proprietary systems and processes, together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.
Human resource outsourcing
Our strongest competitors are companies who specialize in RPO services, as well as companies who offer broader human resource outsourcing solutions, which include RPO services. No single provider dominates the market. Competition also includes internal human resource departments that have not or are not considering outsourcing. The most significant competitive factors for RPO services are the ability to attract top talent, reduce cost per hire, improve retention, deploy best in breed technology solutions, and improve employment branding. Important factors for success in RPO services include the ability to add significant scalability to a client’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price. Our tailored solutions, client partnerships, proprietary technologies and service delivery are key differentiators from many of our competitors.
TRADEMARKS
We own several trademarks that are registered with the U.S. Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.
CYCLICAL AND SEASONAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Clients tend to use a contingent workforce to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase quickly when the economy begins to grow. Conversely, our revenue from services decreases quickly when the economy begins to weaken and contingent staff positions are eliminated, permanent hiring is frozen and turnover replacement diminishes.

Page - 9

Our business experiences seasonal fluctuations for contingent staffing services. Demand is lower during the first and second quarters, due in part to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing, assembly, warehousing, distribution and logistics for the holiday season. Our working capital requirements are primarily driven by our associate payroll and client accounts receivable. Since receipts from clients lag payroll to associates, working capital requirements increase substantially in periods of growth.
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
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
For information regarding revenue from operations and long-lived assets by domestic and foreign operations, please refer to the information presented in Note 15: Segment Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.
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
COVID-19’s negative impacts on the global economy and related governmental responses have been wide-ranging and multi-faceted. These impacts have caused historically steep and rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions, sharp downturns in business activity, price volatility in equity markets, and concern that credit markets and companies will not remain liquid.
COVID-19 caused significant negative impacts on our operations and stock price. Our revenues declined substantially beginning in the second half of March 2020 because of COVID-19 and will remain suppressed while the current economic conditions continue. The operations of our clients have been severely disrupted, and could further decline, thereby increasing the likelihood that our clients continue to delay new contracts or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether. The rapid increase in unemployment has made it easier for clients to find new staff, reducing the demand for our services. In response to these adverse conditions we have taken steps to reduce our expenses and cash outflows. These reductions in expenses, including layoffs, could reduce our ability to take advantage of opportunities in the future if economic conditions improve. Further deterioration in economic conditions, as a result of COVID-19 or otherwise, will lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19, including any variants, adversely impacts our business depends on future developments of the pandemic and related governmental responses, such as the timing, availability and efficacy of the COVID-19 vaccines, which are both uncertain and unpredictable. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot guarantee that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.
Advances in technology may disrupt the labor and recruiting markets and we must constantly improve our technology to meet the expectations of clients, candidates and employees.
The increased use of internet-based and mobile technology is attracting additional technology-oriented companies and resources to our industry. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our clients and candidates. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, associate data analytics and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results may decline materially. Acquiring technological expertise and developing new technologies for our business may require us to incur significant expenses and capital costs. For some solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our business operations could be negatively affected.
We are dependent on obtaining workers’ compensation and other insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
Our temporary staffing services employ associates for which we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. The majority of our collateral is held in trust by a third party for the payment of these claims. The loss or decline in the value of our collateral could require us

Page - 11

to seek additional sources of capital to pay our workers’ compensation claims. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
We actively manage the safety of our associates through our safety programs and actively control costs with our network of workers’ compensation related service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. The benefit of these adjustments is likely to decline and there can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
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
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment and other liabilities arising from the actions of our clients and associates. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements. We may incur costs or other material adverse impacts on our financial statements for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We may have liability to our clients for the action or inaction of our employees, that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our associates or arising from our associates presence on the client’s job site and certain clients have negotiated broad indemnification provisions. We may also incur fines, penalties, and losses that are not covered by insurance or negative publicity with respect to these matters.
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
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients may terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 has caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients and industries, such as construction or travel and leisure, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client

Page - 12

concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. The impact of COVID-19 may adversely impact our clients’ ability to pay for our services. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes, in order to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations, and financial infrastructure. For example, we combined some of our operating segments earlier in the year. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
New business initiatives may cause us to incur additional expenditures and have an adverse effect on our business.

We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we are making additional expenditures to advance our technology, and we cannot be sure that those initiatives will be successful or that we will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
Failure to protect our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.
We have invested in developing specialized technology and intellectual property, proprietary systems, processes and methodologies that we believe provide us a competitive advantage in serving clients. We cannot guarantee that trade secret, trademark, and copyright law protections are adequate to deter misappropriation of our intellectual property, which is an important part of our business. We may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products to clients.
We are at risk of damage to our brands and reputation, which is important to our success.
Our ability to attract and retain clients, associates, candidates, and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or perspective clients and employees. Negative perceptions or publicity regarding our vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation. If any factor, including poor performance or negative publicity, whether or not true, hurts our reputation, we may experience negative repercussions which could harm our business.
The expansion of social media platforms creates new risks and challenges that could cause damage to our brand and reputation.
The use of social media platforms, including social media websites and other forms of internet-based communications, has rapidly increased allowing individuals access to a broad audience of consumers and other interested parties. For example, unfavorable comments about a work site could make recruiting or hiring at that site more challenging. The inappropriate or unauthorized use of such platforms by our clients, employees or associates could violate privacy laws, cause damage to our brand, or lead to litigation which could harm our business.

Page - 13

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Directors (the “Board”) has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price, or we may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise. Although the Board has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness. Following an amendment to our revolving credit agreement (the “Revolving Credit Facility”), our share repurchase program has been paused until the third quarter of 2021.
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
Our temporary staffing services employ associates. The wage rates we pay to associates are based on many factors including government-mandated increases to minimum wage requirements, payroll-related taxes and benefits. If we are not able to increase the fees charged to clients to absorb any increased costs related to these factors, our results of operations and financial condition could be adversely affected.

Page - 14

We offer our associates in the United States (“U.S.”) government-mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). Because of the uncertainty surrounding potential changes to the ACA, we cannot predict with any certainty the likely impact of the ACA’s modification by the courts or of any other health care legislation on our financial condition or operating results. If we are unable to comply with changes to the ACA, or any future health care legislation in the U.S., or sufficiently raise the rates we charge our clients to cover any additional costs, such noncompliance or increases in costs could materially harm our business.
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
We may be unable to attract sufficient qualified associates and candidates to meet the needs of our clients.
We compete to meet our clients’ needs for workforce solutions, therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, location, the associated wages and other benefits. Prior to COVID-19, unemployment in the U.S. was low, making it challenging to find sufficient eligible associates and candidates to meet our clients’ orders. The economic slowdown resulting from COVID–19 has increased unemployment substantially, but we cannot predict its continued effect on employment rates. Government responses to COVID-19 included generous unemployment benefits which negatively impacted our ability to recruit qualified associates and candidates. Continued similar unemployment benefits will further impact our ability to recruit in the future. We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase and our ability to generate revenue would be harmed if we could not fill positions. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
Cybersecurity vulnerabilities and incidents could lead to the improper disclosure of information about our clients, candidates and employees.
Our business requires the use, processing, and storage of confidential information about applicants, candidates, associates, other employees and clients. We use information technology and other computer resources to carry out operational and support activities and maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
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
Laws and regulations related to privacy and data protection are evolving and generally becoming more stringent. We may fail to implement practices and procedures that comply with increasing international and domestic privacy regulations, such as the General Data Protection Regulations or the California Consumer Privacy Act. Several additional U.S. states have issued cybersecurity regulations that outline a variety of required security measures for protection of data. These regulations are designed to protect client, candidate, associate, and employee data and require that we meet stringent requirements regarding the handling of personal data, including the use, protection and transfer of personal data. As these laws continue to change, we may be required to make changes to our services, solutions or products to meet the new legal requirements. Changes in these

Page - 15

laws may increase our costs to comply as well as our potential costs through higher potential penalties for non-compliance. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Improper disclosure of, or access to our clients’ information could materially harm our business.
Our associates and employees may have access to or exposure to confidential information about applicants, candidates, associates, other employees and clients. The security controls over sensitive or confidential information and other practices we, our clients and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
GENERAL RISK FACTORS
Demand for our workforce solutions is significantly affected by fluctuations in general economic conditions.
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, and hospitality. For example, we have recently experienced significantly reduced demand from our clients due to COVID-19. Significant declines in demand from any region or industry in which we have a major presence, or the financial health of our clients, significantly decreases our revenues and profits. The travel and hospitality industry was more severely impacted by COVID-19 and is expected to recover slowly. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to significant risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, our business could be disrupted and we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile apps, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs. If the cost of these services is more than expected, if the vendors suddenly cease providing their services, if we or the vendors fail to adequately protect our data and information is lost, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business segments by investing in innovative technology, acquisitions and initiatives which drive organic growth. Our investments and acquisitions may not achieve our desired returns and the results of our initiatives may not be as expected or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, we may not achieve our goal of revenue and profitability growth, which could negatively impact financial results.

Page - 16

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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train, motivate and provide a safe working environment to a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, failure to keep our staff healthy or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
We face risks in operating internationally.
A portion of our business operations and support functions are located outside of the U.S. These international operations are subject to a number of risks, including the effects of COVID-19 and governmental action, such as travel restrictions and “stay-at-home” orders, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We have operations in the United Kingdom, which could be negatively impacted as clients in the United Kingdom encounter uncertainties related to the United Kingdom’s exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws,

Page - 17

such as the Foreign Corrupt Practices Act, which prohibits improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the U.S. resulting from such changes, could adversely affect our operations.
We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes, a multitude of state and local taxes in the U.S., and taxes in foreign jurisdictions. We face continued uncertainty surrounding ongoing job tax credits we utilize, and for the recent business tax incentives related to measures taken to soften the impact of COVID-19. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to decline.
The price of our common stock may fluctuate significantly, which may result in losses for investors.
The market price for our common stock may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including those caused by COVID-19; social unrest; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments; and any major change in our Board or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We lease building space for all our PeopleReady branches, except for two that we own in Florida. In addition, we lease office spaces for our PeopleManagement and PeopleScout centralized support functions. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice. On October 1, 2020, we took possession of office space we are under contract to lease for 15 years, commencing on April 1, 2021. The location serves as our new Chicago support center. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. During 2020, as a result of COVID-19, the majority of our employees have conducted business remotely as a result of governmental orders or our internal policies designed to protect the health and safety of our employees. Management believes all our facilities are currently suitable for their intended use.

Page - 18

Item 3.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 19

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 467 shareholders of record as of February 1, 2021. This number does not include shareholders for whom shares were held in “nominee” or “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if dividends were paid, they would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 27, 2020.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
09/28/2020 through 10/25/2020	2,543	$15.46	—	$66.7 million
10/26/2020 through 11/22/2020	1,499	$15.52	—	$66.7 million
11/23/2020 through 12/27/2020	2,334	$19.11	—	$66.7 million
Total	6,376	$16.81	—
(1)During the thirteen weeks ended December 27, 2020, we purchased 6,376 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On October 16, 2019, our Board of Directors authorized a $100 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date.
TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 25, 2015 through December 27, 2020, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 25, 2015, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.

Page - 20

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Total return analysis	2015	2016	2017	2018	2019	2020
TrueBlue, Inc.	$100	$93	$104	$82	$89	$72
S&P SmallCap 600 Index	100	124	141	128	158	177
S&P 1500 Human Resources and Employment Services Index	100	110	140	116	143	147

Page - 21

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. In 2020, we connected approximately 490,000 people with work and served approximately 99,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout. See Note 15: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K for additional details on our operating segments and reportable segments.
Our PeopleReady segment offers on-demand, industrial staffing; our PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services; and our PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions.
COVID-19
Beginning in March 2020, jurisdictions across the countries we serve began implementing restrictions to protect public health as the impact of COVID-19 set in. Many of our clients temporarily halted or reduced operations which had a significant impact on our revenue. However, throughout the pandemic, our business has remained open and provided key services to essential businesses and other businesses as COVID-19 restrictions were lifted. Nevertheless, the preventative measures and individual precautions taken to help curb the spread of COVID-19, and the resulting negative impact on the economy, continue to have an adverse impact on client demand for our services and our business results.
Our first priority continues to be the health and safety of our associates, employees, clients, suppliers and others with whom we partner in our business activities. We implemented comprehensive measures across our businesses to keep our associates, employees and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities.
In response to the rapidly changing market conditions as a result of COVID-19, commencing in April 2020, we took actions to reduce our operating expenses while preserving the key strengths of our business to ensure we were prepared as business conditions improved. Our cost management strategies are on track and continue to improve our operating results and preserve our liquidity. At this time, we have ample liquidity to satisfy our cash needs. However, the long-term impacts of the pandemic are difficult to predict. Accordingly, we will continue to evaluate the nature and extent of the impact of COVID-19 on our business, consolidated results of operations, financial condition, and liquidity.
We continue to monitor this evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. There may be developments outside our control requiring us to adjust our operating plan. As such, it is difficult to estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
On March 27, 2020, the United States (“U.S.”) government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments into the future. Additionally, the Canadian government enacted the Canada Emergency Wage Subsidy and the Australian government enacted the JobKeeper subsidy to help employers offset a portion of their employee wages for a limited period of time. For the year ended December 27, 2020, we recognized $9.9 million in government subsidies and delayed payments of $57.1 million for the employer portion of social security taxes.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue from services
Total company revenue declined 22.1% to $1.8 billion for the year ended December 27, 2020, compared to the prior year. The decline was due to a drop in client demand associated with government and societal actions taken to address COVID-19, which had severe adverse impacts on our operations and business results. Many of our clients have been severely impacted by COVID-19, which has resulted in reduced demand for our services. We saw steady improvements in our year-over-year revenue trends since the second quarter of 2020. Revenue declined 39.0% in the second quarter, 25.5% in the third quarter and 12.3% in the fourth quarter. These improvements were broad-based across most of the industries and geographies we serve.
PeopleReady, our largest segment, experienced a revenue decline of 25.4%, compared to the prior year. PeopleReady’s clients have been severely impacted by COVID-19, which has resulted in reduced demand for our services. The impact of COVID-19 on PeopleReady’s clients has moderated in the third and fourth quarters of 2020. PeopleManagement, our lowest margin segment, experienced a revenue decline of 8.6%, compared to prior year. PeopleManagement supplies an outsourced workforce that involves multi-year, multi-million dollar on-site or driver relationships. These types of client engagements are often more resilient in an economic downturn. PeopleScout, our highest margin segment, experienced revenue decline of 36.6%, compared to the prior year. PeopleScout has a large number of clients in the travel and leisure industries which continue to be disproportionately impacted by COVID-19.
Gross profit
Total company gross profit as a percentage of revenue for the year ended December 27, 2020 was 23.9%, compared to 26.2% for the prior year. Our staffing businesses contributed approximately 140 basis points of the decline due to approximately 100 basis points from pressure on our bill and pay rates caused by higher pay rates to entice associates to take work assignments given COVID-19 health concerns and the availability of additional federal unemployment benefits. As with prior recessions, our ability to pass through higher costs plus a markup in our bill rates was hampered due to a variety of economic factors negatively impacting our clients. This decline was partially offset by a benefit of 30 basis points from a reduction in estimated costs to comply with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “ACA”), which were accrued in prior fiscal years. Our PeopleScout business contributed approximately 90 basis points to the decline due to client mix and lower volume driven by the rapid revenue decline, which outpaced the reductions to our service delivery team, and severance of approximately 20 basis points.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense decreased by $108.0 million to $408.3 million, or 22.1% of revenue for the year ended December 27, 2020, compared to $516.2 million, or 21.8% of revenue for the prior year. The decrease in SG&A expense was primarily due to comprehensive actions we put in place beginning in April 2020 to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19. These actions reduced SG&A expense by 20.9% for the year ended December 27, 2020, compared to the prior year. We believe we have taken the right actions to reduce SG&A expense, while still investing in technology and preserving the key strengths of our business to ensure we are prepared as business conditions improve. The decrease in SG&A expense benefited from $8.6 million of employee retention subsidies made available under the Canada Emergency Wage Subsidy and the Australian JobKeeper subsidy, as well as a U.S. payroll tax credit in accordance with the provisions of the CARES Act. These reductions were partially offset by a $2.8 million one-time discretionary bonus rewarding our employees for their efforts in 2020, and $8.9 million in workforce reduction costs recorded in the year ended December 27, 2020, compared to $3.3 million in workforce reduction costs recorded in the prior year.
Loss from operations
Total company loss from operations was $174.9 million for the year ended December 27, 2020, compared to income from operations of $66.2 million for the prior year. The decrease in income from operations was primarily due to a goodwill and intangible asset impairment charge of $175.2 million in the first quarter of 2020 and the significant decline in client demand associated with government and societal actions taken to address COVID-19. The significant drop in demand, increased price sensitivity, increased associate wages, and preventive measures taken to help curb the spread of COVID-19, had severe adverse impacts on our operations and business results. The declines were partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net loss
Net loss was $141.8 million, or $4.01 per diluted share for the year ended December 27, 2020, compared to net income of $63.1 million, or $1.61 per diluted share for the prior year. The net loss includes an income tax benefit of $31.4 million, $23.3 million of which was due to the goodwill and intangible asset impairment, resulting in an effective tax rate of 18.1%, compared to 10.0% in the prior year. Our effective tax rate was lower in the prior year as a result of the federal Work Opportunity Tax Credit (“WOTC”) reducing the tax expense, while increasing the tax benefit in 2020. WOTC is designed to encourage employers to hire associates from certain targeted groups with higher than average unemployment rates.
Additional highlights
We are focused on cash management as a top priority. In response to the rapidly changing market conditions as a result of COVID-19, we have taken swift actions to reduce operating costs and other cash outflows to preserve working capital. Additionally, on March 16, 2020, we amended our credit agreement which extended the maturity of the revolving credit facility established thereunder (“Revolving Credit Facility”) to March 16, 2025. On June 24, 2020, we further amended our revolving credit agreement, which modified terms of our financial covenants as well as certain other provisions. Under the amended credit agreement, we have the option, subject to lender approval, to increase the Revolving Credit Facility to $450.0 million. As of December 27, 2020, we had cash and cash equivalents of $62.5 million and no outstanding debt resulting in an unused credit facility. We also returned excess capital to shareholders by repurchasing $52.4 million or 9.2% of our common stock. These purchases were initiated prior to the medical community’s acknowledgment of the expected severity of the impact of COVID-19.
RESULTS OF OPERATIONS
COVID-19

The global economy and our business have been dramatically affected by the COVID-19 pandemic. We continue to monitor its impact on all aspects of our business. Throughout the pandemic, our businesses have remained open. We provided key services to essential businesses and other businesses as COVID-19 restrictions were lifted. However, the preventative measures and precautions taken to help curb the spread of COVID-19 and the resulting negative impact on the economy, continue to have a severe adverse impact on client demand for our services and our business results.

Our first priority, with regard to COVID-19, has been to ensure the health and safety of our associates, employees, clients, suppliers and others with whom we partner in our business activities to continue our operations in this unprecedented environment. We implemented comprehensive measures across our businesses to keep our associates, employees and clients healthy and safe, including adherence to guidance from the Centers for Disease Control and Prevention, World Health Organization, Occupational Safety and Health Administration and other key authorities. We formed a specialized task force tracking the most up-to-date developments and safety standards, and created an internal information hub with safety protocols, dashboards, FAQs, and daily reporting by location on the impact of COVID-19. In addition to posting TrueBlue’s action plan on our external websites, we are actively sharing information on how companies and workers can protect themselves via ongoing emails, social outreach, webinars and other digital communications. PeopleReady is fully leveraging our JobStackTM app to help companies and associates connect safely through a digital environment, and are rolling out a new virtual onboarding capability to minimize in-person branch visits. PeopleScout is also leveraging our AffinixTM technology to enable companies to connect with permanent talent through virtual hiring and sourcing. Working closely with clients to enforce safety standards, we are supporting efforts in providing masks and hand sanitizer for associates, disinfecting workplaces, encouraging social distancing, and providing infrared temperature checks. We instruct our associates and employees to stay home if they are not feeling well or have been exposed to COVID-19. Immediate notification and self-quarantine protocols are in place if an employee, associate or client’s employee is exposed to COVID-19, and our Field Safety Specialists closely evaluate any assignments related to clean-up of potentially infectious job sites. To ensure business continuity and support for clients who need associates for essential services, we established a Centralized Branch Support Center and are ready to implement Regional Command Centers as needed to serve as backup for our 600+ branches. Our branches follow strict sanitation and social distancing guidelines. In addition, across the TrueBlue organization, we suspended all international travel and restricted nonessential domestic travel for our employees and are providing remote work capabilities for our Tacoma and Chicago support centers as well as other locations.

In response to the rapidly changing market conditions as a result of COVID-19, we have taken steps to reduce SG&A expense and other cash outflows. We continue to monitor this evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, and may take additional actions based on their recommendations. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total company results
The following table presents selected financial data:

(in thousands, except percentages and per share data)	2020	% of revenue	2019	% of revenue
Revenue from services	$1,846,360		$2,368,779

Gross profit	440,645	23.9%	619,948	26.2%
Selling, general and administrative expense	408,307	22.1%	516,220	21.8%
Depreciation and amortization	32,031	1.7%	37,549	1.6%
Goodwill and intangible asset impairment charge	175,189		—
Income (loss) from operations	(174,882)	(9.5)%	66,179	2.8%
Interest expense and other income, net	1,620		3,865
Income (loss) before tax expense (benefit)	(173,262)		70,044
Income tax expense (benefit)	(31,421)		6,971
Net income (loss)	$(141,841)	(7.7)%	$63,073	2.7%

Net income (loss) per diluted share	$(4.01)		$1.61
Revenue from services
Revenue from services by reportable segment was as follows:

(in thousands, except percentages)	2020	Decline %	Segment % of total	2019	Segment % of total
Revenue from services:
PeopleReady	$1,099,462	(25.4)%	59.5%	$1,474,062	62.2%
PeopleManagement	586,822	(8.6)	31.8	642,233	27.1
PeopleScout	160,076	(36.6)	8.7	252,484	10.7
Total company	$1,846,360	(22.1)%	100.0%	$2,368,779	100.0%
The workforce solutions industry is dependent on the overall strength of the labor market. Clients tend to use a contingent workforce to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase when the economy begins to grow. Conversely, our revenue declines when the economy begins to weaken and thus contingent staff positions are eliminated, permanent hiring is frozen and turnover replacement diminishes.
Total company revenue declined to $1.8 billion for the year ended December 27, 2020, a 22.1% decrease compared to the prior year. The decline was due to a drop in client demand associated with government and societal actions taken to address COVID-19, which had severe adverse impacts on our operations and business results. Many of our clients have been severely impacted by COVID-19, which has resulted in reduced demand for our services. However, we saw steady improvement in our year-over-year revenue trends since the second quarter of 2020. Revenue declined 39.0% in the second quarter, 25.5% in the third quarter and 12.3% in the fourth quarter. These improvements were broad-based across most of the industries and geographies we serve.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

We report our business as three reportable segments described below and in Note 15: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K.
PeopleReady
PeopleReady revenue declined to $1.1 billion for the year ended December 27, 2020, a 25.4% decrease compared to the prior year. The decline was due to a drop in client demand associated with government and societal actions taken to address the impact of COVID-19. In particular, the outbreak and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our operations and business results. Many of the clients we serve have been severely impacted by COVID-19, which has resulted in reduced demand for our services. We experienced steady improvements in our year-over-year revenue trends since the second quarter of 2020, which declined 43.4%. Revenue in the third quarter of 2020 declined 28.9%, and the fourth quarter of 2020 declined 18.5%. These improvements were broad-based across most geographies and industries, driven primarily by the retail, manufacturing, services and transportation industries.
We believe the year-over-year decline was moderated by the use of our industry-leading JobStack mobile app that digitally connects associates with jobs. During fiscal 2020, PeopleReady achieved a digital fill rate of 53.0%, compared to 48.0% in the prior year. As of December 27, 2020, JobStack had more than 26,000 client users, an increase of 23.5% compared to the prior year. We are focused on driving clients to become JobStack heavy users, which we define as clients with 50 or more touches on JobStack per month. Heavy client users have consistently posted better year-over-year growth rates compared to other PeopleReady clients. We more than doubled our heavy client user mix from 11.0% in 2019 to 24.0% in 2020. Also during 2020, we introduced new digital onboarding features in JobStack that cut application time in half. This has led to a significant increase in the ratio of associates put to work compared to all applicants. JobStack is helping us safely connect people with work during this time of crisis.
PeopleManagement
PeopleManagement revenue declined to $586.8 million for the year ended December 27, 2020, an 8.6% decrease compared to the prior year. Many of the clients we serve have been impacted by COVID-19 and have reduced their need for our services, which has resulted in lower revenue. PeopleManagement has experienced improving revenue trends during the third and fourth quarters of 2020, compared to the second quarter of 2020, primarily driven by the fact that PeopleManagement supplies an outsourced workforce that involves multi-year, multi-million dollar on-site or driver relationships. These types of client engagements are often more resilient in an economic downturn. Year-over-year, revenue declined 22.7% in the second quarter of 2020, declined 7.6% in the third quarter of 2020, and grew 4.6% in the fourth quarter of 2020. These improvements were broad-based across most of the geographies and industries we serve.
PeopleScout
PeopleScout revenue declined to $160.1 million for the year ended December 27, 2020, a 36.6% decrease compared to the prior year. The revenue decline was primarily due to less demand from existing clients resulting from the economic disruption caused by the impact of COVID-19. PeopleScout clients in the travel and leisure industries were especially impacted. These clients, which represented approximately 29% of the client mix for the year ended December 29, 2019, were disproportionately impacted and experienced a 61.0% decrease in revenue compared to prior year. Year-over-year, revenue declined 52.7% in the second quarter of 2020, 47.6% in the third quarter of 2020, and 23.8% in the fourth quarter of 2020.
Gross profit
Gross profit was as follows:

(in thousands, except percentages)	2020	2019
Gross profit	$440,645	$619,948
Percentage of revenue	23.9%	26.2%
Gross profit as a percentage of revenue declined 230 basis points to 23.9% for the year ended December 27, 2020, compared to 26.2% for the prior year.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

•Our staffing businesses contributed approximately 140 basis points of the decline due to approximately 100 basis points from pressure on our bill and pay rates caused by higher pay rates to entice associates to take work assignments given COVID-19 health concerns and the availability of additional federal unemployment benefits. As with prior recessions, our ability to pass through higher costs plus a markup in our bill rates was hampered due to a variety of economic factors negatively impacting our clients’ businesses. This decline was partially offset by a benefit of 30 basis points from a reduction in estimated costs to comply with the ACA, which were accrued in prior fiscal years.
•Our PeopleScout business contributed approximately 90 basis points to the decline due to client mix and lower volume due to the rapid revenue decline, which outpaced the reductions to our service delivery team, and severance of approximately 20 basis points.
We continue to actively manage workers’ compensation cost by improving the safety of our associates with our safety programs, and actively controlling the cost of health care. We had favorable adjustments to our prior year workers’ compensation self-insurance reserves of $19.2 million or 1.0% of revenue for the year ended December 27, 2020, compared to $21.7 million, or 0.9% of revenue for the prior year. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs. For additional discussion regarding our workers’ compensation liability, see the “Workers’ compensation insurance, collateral and claims reserves” section within Liquidity and Capital Resources.
Selling, general and administrative expense
SG&A expense was as follows:

(in thousands, except percentages)	2020	2019
Selling, general and administrative expense	$408,307	$516,220
Percentage of revenue	22.1%	21.8%
Total company SG&A expense decreased by $108.0 million to $408.3 million, or 22.1% of revenue for the year ended December 27, 2020, compared to $516.2 million, or 21.8% of revenue for the prior year. The decrease in SG&A expense was primarily due to comprehensive actions we put in place beginning in April 2020 to dramatically reduce costs in response to rapidly changing market conditions due to COVID-19. These actions reduced SG&A expense by 20.9% for the year ended December 27, 2020, compared to the prior year. We believe we have taken the right actions to reduce SG&A expense, while still investing in technology and preserving the key strengths of our business to ensure we are prepared as business conditions improve. The decrease in SG&A expense benefited from $8.6 million in employee retention subsidies made available under the Canada Emergency Wage Subsidy and Australian JobKeeper subsidy, as well as a U.S. payroll tax credit in accordance with the provisions of the CARES Act. These reductions were partially offset by a $2.8 million one-time discretionary bonus rewarding our employees for their efforts in 2020, and $8.9 million in workforce reduction costs recorded in the year ended December 27, 2020, compared to $3.3 million in workforce reduction costs recorded in the prior year.
Depreciation and amortization
Depreciation and amortization was as follows:

(in thousands, except percentages)	2020	2019
Depreciation and amortization	$32,031	$37,549
Percentage of revenue	1.7%	1.6%
Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets of $34.7 million in the first quarter of 2020 and several intangible assets that were fully amortized in the second half of 2019, which resulted in a decline in amortization expense for the year ended December 27, 2020.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge for the year ended December 27, 2020 by reportable segment is as follows:

(in thousands)	PeopleManagement	PeopleScout	Total company
Goodwill	$45,901	$94,588	$140,489
Client relationships	9,700	25,000	34,700
Total	$55,601	$119,588	$175,189
We experienced a significant decline in our stock price during the first quarter of 2020. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our services in an uncertain economic climate that was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. Most industries we serve were impacted by a significant decrease in demand for their products and services and, as a result, we experienced a significant drop in client demand associated with government and societal actions taken to address COVID-19. We experienced significant decreases to our revenue and corresponding operating results due to weakness in pricing and demand for our services during the severe economic downturn. While demand is expected to recover in the future, the rate of recovery will vary by geography and industry depending on the economic impact caused by COVID-19 and the availability and efficacy of the COVID-19 vaccines.
As a result of our interim impairment test in the first quarter of 2020, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment charge of $140.5 million. The total goodwill carrying value of $45.9 million for PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $23.6 million and $9.7 million, respectively, as of December 27, 2020.
With the decrease in demand for our services due to the economic impact caused by COVID-19, we lowered our future expectations, which was the primary trigger of an impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million in the first quarter of 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site were $5.1 million and $7.2 million, respectively, as of December 27, 2020.
Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows:

(in thousands, except percentages)	2020	2019
Income tax expense (benefit)	$(31,421)	$6,971
Effective income tax rate	18.1%	10.0%
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

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our effective tax rate for the year ended December 27, 2020 was 18.1% compared to 10.0% for the prior year. Significant fluctuations in our effective rate are primarily due to the non-deductible goodwill and intangible asset impairment charge, the CARES Act and WOTC. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain other non-deductible and non-taxable items, tax exempt interest, and the tax effects of stock-based compensation. Changes to our effective tax rate are as follows:

(in thousands, except percentages)	2020	%	2019	%
Income tax expense (benefit) based on statutory rate	$(36,385)	21.0%	$14,709	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(6,631)	3.8	3,666	5.3
Job and other tax credits, net	(7,719)	4.5	(13,627)	(19.4)
Benefit from the CARES Act	(2,939)	1.7	—	—
Non-deductible goodwill impairment charge	21,849	(12.6)	—	—
Non-deductible and non-taxable items	124	(0.1)	1,559	2.2
Foreign taxes	(977)	0.5	282	0.4
Other, net	1,257	(0.7)	382	0.5
Total tax expense (benefit)	$(31,421)	18.1%	$6,971	10.0%
The non-cash goodwill and intangible asset impairment charge of $175.2 million, recorded in the first quarter of 2020, includes $84.7 million (tax effect of $21.8 million) related to reporting units from stock acquisitions and accordingly are not deductible for tax purposes. The remaining impairment charge of $90.5 million (tax effect of $23.3 million) is related to reporting units from asset acquisitions and accordingly is deductible for tax purposes.

On March 27, 2020, the CARES Act was enacted in the U.S. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%.
WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our associates qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We adjust prior year hiring credits if it becomes clear that our estimates need revision. Congress extended the WOTC program through December 31, 2025 as a result of the Consolidated Appropriations Act of 2021.
See Note 13: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other adjustments not considered to be ongoing. See Note 15: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, as well as a reconciliation of segment profit to income before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures of other companies.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

(in thousands, except percentages)	2020	2019
Revenue from services	$1,099,462	$1,474,062
Segment profit	$43,200	$82,106
Percentage of revenue	3.9%	5.6%
PeopleReady segment profit declined $38.9 million for the year ended December 27, 2020, compared to the prior year. The revenue decline was primarily due to the decrease in client demand associated with government and societal actions taken to address COVID-19. The decline in demand, as well as increased price sensitivity, increased associate wages, and preventive measures taken to help curb the spread of COVID-19 had severe adverse impacts on our segment profit and our segment profit as a percent of revenue. The decline in segment profit was partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.
We believe our revenue decline was partially offset by the use of our industry-leading JobStack mobile app that digitally connects associates with jobs. JobStack is helping us safely connect people with work during this time of crisis.
PeopleManagement segment performance was as follows:

(in thousands, except percentages)	2020	2019
Revenue from services	$586,822	$642,233
Segment profit	$11,717	$12,593
Percentage of revenue	2.0%	2.0%
PeopleManagement segment profit declined $0.9 million for the year ended December 27, 2020, compared to the prior year. The revenue decline was primarily due to the decrease in demand from our clients associated with government and societal actions taken to address COVID-19. The decline in demand, as well as increased price sensitivity, higher pay rates necessary to attract employees given the availability of federal unemployment benefits, and preventive measures taken to help curb the spread of COVID-19 had adverse impacts on our segment profit. The decline in segment profit was partially offset by the decisive and comprehensive cuts to SG&A expense in line with management’s plans to preserve the key strengths of our business.
PeopleScout segment performance was as follows:

(in thousands, except percentages)	2020	2019
Revenue from services	$160,076	$252,484
Segment profit	$4,525	$37,831
Percentage of revenue	2.8%	15.0%
PeopleScout segment profit declined $33.3 million for the year ended December 27, 2020, compared to the prior year. The decline in segment profit was primarily due to a decline in demand from our clients associated with government and societal actions taken to address COVID-19. PeopleScout clients in the travel and leisure industries were especially impacted. These clients, which represented approximately 29% of the client mix for the year ended December 29, 2019, were disproportionately impacted and experienced a 61.0% decrease in revenue compared to the prior year. Due to the decline in revenue, we took actions to reduce the cost of our service delivery which lagged the rapid revenue decline caused by the disruption of COVID-19 and negatively impacted our segment profit and our segment profit as a percent of revenue. The decline in segment profit was partially offset by our cost reduction programs, which have reduced SG&A expense in line with our plans.
FISCAL 2019 AS COMPARED TO FISCAL 2018
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for discussion of fiscal 2019 compared to fiscal 2018.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
The global economy and our business have been dramatically affected by COVID-19. To date, COVID-19 has surfaced all around the world and resulted in country-level quarantines, global travel restrictions and broad-based economic slowdowns. There are no reliable estimates of how long the pandemic will last, how people will be affected by it, or how rapidly people are vaccinated. For that reason, it is difficult to predict the short- and long-term impacts of the pandemic on our business at this time. Due to the uncertainty surrounding COVID-19 and its impact on the business environment, we have limited visibility into our financial condition, results of operations and cash flows in the future. However, we are providing the following future outlook for fiscal 2021.

Operating outlook
•We anticipate gross margin to decline between 290 and 250 basis points in the first quarter of 2021, compared to the same period in the prior year. This decline includes a 130 basis point benefit we received in the first quarter of 2020 (30 basis points annualized) from a reduction in estimated health care benefits costs, which was accrued in prior fiscal years. The remaining decline is primarily due to bill and pay rate pressures. For fiscal 2021, we anticipate gross margin to decline between 50 and 10 basis points, compared to the same period in the prior year. This is primarily due to bill and pay rate pressure which we expect to moderate over the course of 2021 and the reduction in estimated health care benefits costs previously mentioned, partially offset by improving PeopleScout volumes.
•In April 2020, we took steps to reduce our operating cost structure and other cash outflows to preserve cash to fund working capital needs. We expect these actions will have the effect of reducing our operating expenses by $13 million to $17 million in the first quarter of 2021, compared to the same period in the prior year, while preserving the key strengths of our business to ensure we are prepared when business conditions improve. As the demand environment begins to improve, we will slowly and thoughtfully bring back spending that is critical for the long-term health and sustainability of our business.
•We expect an effective income tax rate for full year 2021, before job tax credits, of 23% to 27%. We expect job tax credits of $8 million to $10 million. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Liquidity outlook
•Capital expenditures for the first quarter of 2021 will be approximately $16 million. This includes $8 million of build out costs planned for our Chicago support center, of which $6 million will be reimbursed by our landlord and reflected in our operating cash flows. Capital expenditures for fiscal 2021 are expected to be between $37 million and $41 million. This includes $10 million of build out costs planned for our Chicago support center, of which $7 million will be reimbursed by our landlord and reflected in our operating cash flows. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting our clients and associates for our staffing businesses, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.
•We expect our Revolving Credit Facility and strong financial position to provide ample liquidity. At December 27, 2020, we had cash and cash equivalents of $63 million and no outstanding balance drawn on our Revolving Credit Facility, resulting in $161 million available for future borrowings based on our most restrictive covenant. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
•During fiscal 2020, we generated a cash flow benefit from delayed payroll tax payments under the CARES Act of $57 million. We plan to take advantage of favorable net operating loss carryback provisions in the CARES Act by repaying this benefit in the third quarter of 2021.
•We had a significant reduction in our accounts receivable balance of $57 million for fiscal 2020 primarily due to lower revenue caused from a decline in demand for our services from COVID-19, as well as a 7% decrease in days sales outstanding due to focused collection efforts. These efforts resulted in a substantial source of cash in 2020, but will become a cash use as revenue recovers in future periods and we fund increasing accounts receivable.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

(in thousands)	2020	2019
Net income (loss)	$(141,841)	$63,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,031	37,549
Goodwill and intangible asset impairment charge	175,189	—
Provision for doubtful accounts	6,300	7,661
Stock-based compensation	9,113	9,769
Deferred income taxes	(26,791)	1,263
Non-cash lease expense, net of changes in operating lease liabilities	633	(355)
Other operating activities	(686)	(1,589)
Changes in operating assets and liabilities, net of amounts divested:
Accounts receivable	57,146	5,450
Income tax receivable	(1,122)	(6,480)
Accounts payable and other accrued expenses	(6,561)	6,921
Accrued wages and benefits	55,053	(9,494)
Workers’ compensation claims reserve	(125)	(10,828)
Other assets and liabilities	(5,808)	(9,409)
Net cash provided by operating activities	$152,531	$93,531
Cash flows from operating activities
Net cash provided by operating activities increased to $152.5 million for the year ended December 27, 2020, compared to $93.5 million for the prior year.
Changes to adjustments to reconcile net income (loss) to net cash provided by operating activities were primarily due to:
•Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units of $34.7 million in the first quarter of 2020, and several intangible assets that became fully amortized in 2019.
•Net loss for the year ended December 27, 2020 includes a non-cash goodwill and intangible asset impairment charge of $175.2 million ($151.9 million after tax). The charge was a result of the adverse impact on expected future cash flows related to the current state of the economy and the impact of COVID-19. The charge does not impact the company’s current cash, liquidity, or banking covenants.
•Deferred tax assets increased primarily due to $23.3 million of discrete tax benefit resulting from goodwill and intangible asset impairment charges. Impairment charges related to goodwill and intangible assets acquired in an asset acquisition are deductible for tax purposes.
Changes to operating assets and liabilities were primarily due to:
•Cash provided by accounts receivable of $57.1 million was due to lower revenue from a decline in demand for our services, as well as a 7% decrease in days sales outstanding due to focused collection efforts.
•Cash used for accounts payable and accrued expenses of $6.6 million was primarily due to cost control programs, a decline in customer rebates and timing of payments. The cost control programs were implemented in response to the economic impact of COVID-19. Customer rebates have declined significantly due to clients not meeting rebate volume thresholds as a result of the impact of COVID-19 on their businesses.
•Cash provided by accrued wages and benefits of $55.1 million was primarily due to delayed payments for the employer portion of social security taxes incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees, which is allowed under the CARES Act. We plan to pay the deferred amount by September 15, 2021.

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

•Generally, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as is the case in the current and prior year. Our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and claim costs.
Cash flows from investing activities

(in thousands)	2020	2019
Capital expenditures	$(27,066)	$(28,119)
Acquisition of business, net of divestiture of business	—	215
Purchases and sales of restricted investments, net	(7,345)	6,273
Net cash used in investing activities	$(34,411)	$(21,631)
Net cash used in investing activities was $34.4 million for the year ended December 27, 2020, compared to $21.6 million for the prior year.
Capital expenditures are primarily due to our continued investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting our clients and associates for our staffing businesses, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.

Restricted investments consist of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs, as well as collateral to support the deferred compensation plan. Lower collateral requirements from our workers’ compensation insurance providers were more than offset by an acceleration of collateral funding required by our primary insurance provider for the year ended December 27, 2020.
Cash flows from financing activities

(in thousands)	2020	2019
Purchases and retirement of common stock	$(52,346)	$(38,826)
Net proceeds from employee stock purchase plans	922	1,329
Common stock repurchases for taxes upon vesting of restricted stock	(2,438)	(2,222)
Net change in revolving credit facility	(37,100)	(42,900)
Other	(1,540)	(296)
Net cash used in financing activities	$(92,502)	$(82,915)
Net cash used in financing activities was $92.5 million for the year ended December 27, 2020, compared to $82.9 million for the prior year.
During the year ended December 27, 2020, we repurchased $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market, including commissions, for a total of $52.4 million, or 9.2% of our common stock under existing authorizations. These purchases were initiated prior to the medical community’s acknowledgment of the expected severity of the impact of COVID-19. As of December 27, 2020, $66.7 million remains available for repurchase under existing authorizations. We have historically returned capital to shareholders through share repurchases. Share repurchases are an important part of our capital allocation priorities, however, the second amendment to our credit agreement (the “Second Amendment”) prohibits us from repurchasing shares until July 1, 2021. See Note 10: Shareholders’ Equity, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our share repurchase program.
FISCAL 2019 AS COMPARED TO FISCAL 2018
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 29, 2019 for discussion of fiscal 2019 compared to fiscal 2018.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

CAPITAL RESOURCES
Revolving credit facility
On March 16, 2020, we entered into a first amendment to our credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. dated as of July 13, 2018, which extended the maturity of the Revolving Credit Facility to March 16, 2025 and modified certain other terms. On June 24, 2020, we entered into the Second Amendment, which modified terms of our financial covenants as well as certain other provisions of the Revolving Credit Facility. On January 28, 2021, we entered into a third amendment (the “Third Amendment”), which clarified the definition of the Asset Coverage Ratio financial covenant of the Revolving Credit Facility. The Third Amendment was effective as of December 27, 2020 (refer to Note 16: Subsequent Event, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details of the Third Amendment). Subject to lender approval, we have the ability to increase our Revolving Credit Facility from $300.0 million up to $450.0 million.
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
Workers’ compensation insurance, collateral and reserves
Workers’ compensation insurance
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis and accordingly, we are substantially self-insured.
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
Workers’ compensation collateral and restricted cash and investments
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The majority of the restricted cash and investments collateralizing our self-insured workers’ compensation policies are held in a trust at the Bank of New York Mellon (“Trust”).
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	December 27, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$22,253	$22,256
Cash and cash equivalents held in Trust	29,410	23,681
Investments held in Trust	152,247	149,373
Letters of credit	6,095	6,202
Surety bonds (1)	20,616	20,731
Total collateral commitments	$230,621	$222,243
(1)Our surety bonds are issued by independent insurance companies on our behalf and bear annual fees based on a percentage of the bond, which is determined by each independent surety carrier. These fees do not exceed 2.0% of the bond amount, subject to a minimum charge.

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

The terms of these bonds are subject to review and renewal every one to four years and most bonds can be canceled by the sureties with as little as 60 days’ notice.
At December 27, 2020, we had restricted cash and investments totaling $240.5 million. Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. The majority of our collateral obligations are held in a Trust. See Note 4: Restricted Cash and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our restricted cash and investments. We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	December 27, 2020	December 29, 2019
Total workers’ compensation reserve	$255,493	$255,618
Add back discount on workers’ compensation reserve (1)	18,009	19,316
Less excess claims reserve (2)	(54,019)	(45,253)
Reimbursable payments to insurance provider (3)	6,373	8,121
Other (4)	4,765	(15,559)
Total collateral commitments	$230,621	$222,243
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
•type and location of work performed;
•the impact of safety initiatives; and
•positive or adverse development of claims, which considers the potential impact of COVID-19.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our workers’ compensation claims reserves are discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 27, 2020, the weighted average discount rate was 1.8%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 27, 2020, the weighted average rate was 1.3%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $54.0 million and $45.3 million as of December 27, 2020 and December 29, 2019, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $52.9 million and $44.6 million as of December 27, 2020 and December 29, 2019, respectively.
The following table provides an analysis of changes in our workers’ compensation claims reserves:

(in thousands)	2020	2019
Beginning balance	$255,618	$266,446
Self-insurance reserve expenses related to current year, net	61,264	78,367
Payments related to current year claims	(12,594)	(14,997)
Payments related to claims from prior years	(40,236)	(48,177)
Changes to prior years’ self-insurance reserve, net	(19,205)	(21,748)
Amortization of prior years’ discount (1)	1,880	(1,393)
Net change in excess claims reserve (2)	8,766	(2,880)
Ending balance	255,493	255,618
Less current portion	66,007	73,020
Long-term portion	$189,486	$182,598
(1)The discount is amortized over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in cost of services on the Consolidated Statement of Operations and Comprehensive Income in the period when the changes in estimates are made.
(2)Changes to our excess claims are discounted to its estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims. Certain workers’ compensation insurance companies with which we formerly did business are in liquidation and have failed to pay a number of excess claims to date. We have recorded a valuation allowance against all of the insurance receivables from the insurance companies in liquidation.
We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
Future outlook
We are focused on cash management as a top priority. In response to the rapidly changing market conditions due to COVID-19, we have reduced operating costs and other cash outflows to preserve capital to fund working capital needs. Our Revolving Credit Facility provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million. On March 16, 2020, we extended the maturity of the Revolving Credit Facility to March 16, 2025. Although we were in compliance with our covenants, we felt it was prudent to negotiate more favorable covenants given the level of economic uncertainty. On June 24, 2020, we further amended our revolving credit agreement, which included modifications to our financial covenants. As of December 27, 2020, we are in a strong financial position with cash and cash equivalents of $62.5 million, no debt outstanding and total liquidity of $160.9 million under the most restrictive covenants of our Revolving Credit Facility.
We expect approximately $16 million of capital expenditures in the first quarter of 2021 and $37 million to $41 million in fiscal 2021. These capital expenditures include build-out costs for our Chicago support center of approximately $8 million in the first

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

quarter of 2021 and $10 million in fiscal 2021, of which approximately $6 million and $7 million, respectively, will be reimbursed by our landlord. These reimbursements will be reflected in our operating cash flows.
The CARES Act included employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 outbreak. Under the Act, we were allowed to delay payments for our portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our associates and permanent employees. We anticipate the deferred amount of $57.1 million will be paid by September 15, 2021.
Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly-rated investment grade securities, letters of credit, and surety bonds. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics, including from the impact of COVID-19.
We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 16 years. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our operating lease contractual commitments.
We have purchase obligation agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our purchase obligations.
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the next 12 months.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Management’s discussion and analysis of financial condition and results of operations discusses our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Page - 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

with the actuarially determined weighted average lives of our excess claims. When appropriate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.
There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. A 5.0% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $3 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
Accounts receivable allowance for credit losses
We establish an estimate for the allowance for credit losses resulting from the failure of our clients to make required payments by applying an aging schedule to pools of assets with similar risk characteristics. Based on an analysis of the risk characteristics of our clients and associated receivables, we have concluded our pools are as follows:
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
When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection efforts, historical collection trends, write-off experience, client credit risk, current economic data and forecasted information. The allowance for credit loss is reviewed monthly and represents our best estimate of the amount of expected credit losses. Each month, past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Page - 38

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. As of December 27, 2020, our operating segments were PeopleReady, PeopleManagement Centerline, PeopleManagement On-Site, PeopleScout RPO, and PeopleScout MSP.
Testing for impairment involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value of the goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
The fair value of each reporting unit is estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. The discounted cash flow methodology required significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows would occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The market approach identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches are equally weighted. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
Interim impairment test
During the first quarter of 2020, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization fell significantly below the recorded value of our consolidated net assets. The reduced market capitalization reflected the expected continued weakness in pricing and demand for our staffing services in a volatile economic climate. This was further impacted in March 2020 by COVID-19, which created a sudden global economic shock. We experienced a significant drop in client demand associated with government and societal actions taken to address COVID-19. We expected significant decreases to our revenue and corresponding operating results to continue due to weakness in pricing and demand for our services during this severe economic downturn. While demand was expected to recover in the future, the rate of recovery was expected to vary by geography and industry depending on the economic impact caused by COVID-19 and the rate at which infections would decline to a contained level. Accordingly, we performed an interim impairment test of our goodwill on the last day of our fiscal first quarter (March 29, 2020).
The weighted average cost of capital used in our interim impairment test ranged from 11.5% to 12.0%. Our control premium was approximately 12%, which management has determined to be reasonable.
We carefully considered the economic impact of COVID-19, together with the estimated decreases to our revenue and corresponding operating results as we continued to experience weakness in pricing and demand for our services during the economic downturn. Our estimates were based on our experience with prior recessions, as well as our experience with plans and actions to adjust and adapt to recessions. Given the uncertain nature of the economic impact of COVID-19, and the recovery pattern of the broader economy and its impact on our business, actual results could differ significantly from our estimates.
As a result of our interim impairment test, we concluded that the carrying amounts of goodwill for our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment charge of $140.5 million, which was included in goodwill and intangible asset impairment charge on the

Page - 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

Consolidated Statements of Operations and Comprehensive Income (Loss). The goodwill carrying value of $45.9 million for our PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. Based on our interim goodwill impairment test, the fair values of our PeopleReady and PeopleManagement Centerline reporting units were substantially in excess of their carrying value at approximately 60% and 195%, respectively.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual goodwill impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and concluded that it was not more likely than not that the goodwill associated with our reporting units were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to December 27, 2020. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $23.6 million and $9.7 million, respectively, as of December 27, 2020. The loss of a key client, a significant further decline to the economy, or a delayed recovery in key industries we serve, including travel and leisure, could give rise to an additional impairment. Should any one of these events occur, we would need to record an impairment charge to goodwill for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of our reporting units as it relates to goodwill impairment.
Based on our 2019 and 2018 annual impairment tests, all reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment charge recognized for the years ended December 29, 2019 or December 30, 2018.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names annually for impairment, and when indicators of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
Interim impairment test
We performed an interim impairment test as of the last day of our fiscal first quarter for 2020 (March 29, 2020) and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment charge was recognized.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual indefinite-lived trade names impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our indefinite-lived trade names was less than the carrying value. We concluded that it was not more likely than not that the indefinite-lived intangible assets associated with our Staff Management | SMX and PeopleScout trade names were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to December 27, 2020.

Based on our our 2019 and 2018 annual indefinite-lived intangible asset impairment tests, the estimated fair values exceeded their carrying values. Accordingly, no impairment charge was recognized for the years ended December 29, 2019 or December 30, 2018.

Page - 40

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
An impairment charge is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment charge is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.
Interim impairment test
With the estimated decrease in demand for our services due to the economic impact of COVID-19, we lowered our future expectations, which was the primary trigger of an impairment test as of the last day of our fiscal first quarter for certain of our acquired client relationships intangible assets. As a result of this impairment test, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 27, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets was $25.0 million and $9.7 million, respectively. Considerable management judgment was necessary to determine key assumptions, including estimated revenue of acquired clients and an appropriate discount rate of 12.0%.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to December 27, 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site were $5.1 million and $7.2 million, respectively, as of December 27, 2020. Should actual results decline further or longer than we have currently estimated, the remaining intangible asset balances may become further impaired. We will continue to closely monitor the revenue generated from acquired clients as it relates to client relationship asset impairment.
No impairment charge was recognized for the years ended December 29, 2019 or December 30, 2018.
Estimated contingent legal and regulatory liabilities
From time to time we are subject to compliance audits by federal, state, local and foreign authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company or other third party is legally obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our estimated liability regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
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

Page - 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Interest rate risks
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our revolving credit facility. The interest on our revolving credit agreement is based on the U.S. Dollar London Interbank Offered Rate (“LIBOR”) or, at our option, the higher of the prime rate (as announced by Bank of America) or the federal funds rate.
Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021. However, the Intercontinental Exchange Benchmark Administration (“Administrative Agent”), in its capacity as administrator of LIBOR, has announced that it intends to extend publication of LIBOR (other than one-week and two-month tenors) to June 2023. TrueBlue has agreed with its lenders to adopt a successor rate benchmark approved by the Administrative Agent, as published on Bloomberg.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 27, 2020 and December 29, 2019, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Goodwill – PeopleScout Reporting Unit –- Refer to Notes 1 and 6 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of the goodwill held by the PeopleScout Reporting Unit (“PeopleScout”) for impairment involves comparison of the estimated reporting unit fair value to its carrying value. The Company equally weighted the discounted cash flow model and market approach to estimate fair value, which required management to make significant estimates and assumptions related to forecasts of future revenues and earnings. Changes in these assumptions could have a significant impact on the fair value, the amount of any goodwill impairment charge, or both.

The goodwill balance as of March 29, 2020 (the measurement date) allocated to PeopleScout was $115.8 million. The estimated carrying value of PeopleScout exceeded its fair value by $92.2 million as of the measurement date, resulting in an impairment charge of the same amount. The remaining goodwill balance allocated to PeopleScout following the March 29, 2020 impairment test was $23.6 million.

Page - 43

Given the significant judgments made by management to estimate the fair value of PeopleScout in order to determine the amount of the recorded impairment, auditing management’s judgments regarding forecasts of future revenue and cash flows for PeopleScout, including the expected impacts of the COVID-19 global pandemic on future revenues and operations, involved enhanced auditor judgment.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to forecasts of future revenue and earnings for the PeopleScout reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of goodwill for impairment, including those over the forecast of future revenue and earnings.

•We evaluated management’s ability to accurately forecast future revenues and earnings and evaluated the reasonableness of management’s revenue and earnings forecast by comparing the forecasts to:
◦Historical revenues and earnings;
◦Internal communications between management, brand presidents, and the Board of Directors;
◦Management’s assessment of current and future growth opportunities; and
◦Externally sourced macroeconomic projections, including consideration of the historical correlation of PeopleScout revenue and earnings to such macroeconomic indicators.

•We further evaluated the reasonableness of management’s forecast by evaluating assumptions about future revenue and cash flows, using both the Company’s internal information, and analyst and industry reports.
Workers’ Compensation Claims Reserves - Refer to Note 1 and Note 7 to the Financial Statements
Critical Audit Matter Description
The Company bears the financial responsibility for a significant portion of expected losses under its workers’ compensation program and records reserves for workers’ compensation claims based on estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The determination of the undiscounted reserves requires significant estimates and assumptions related to the future cost of claims and related expenses for claims that have been reported but not settled, as well as those that have been incurred but not reported. The undiscounted workers’ compensation obligation was $273.5 million as of December 27, 2020.
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
•We tested the effectiveness of controls over workers’ compensation, including those over payments and related expenses, claims data provided to the actuary, and review of actuarial results.
•We evaluated the methods and assumptions used by management to estimate the workers’ compensation reserves by:
◦Making selections of the underlying data that served as the basis for the actuarial analysis, including claims payments and related expenses, to evaluate whether the inputs to the actuarial estimate were accurate; and
◦Comparing management’s prior-year assumptions of expected future cost of claims and related expenses to actual claims expense incurred during the current year to identify potential bias in the determination of the workers’ compensation reserves.
•With the assistance of our actuarial specialists, we developed independent estimates of the reserves and compared our estimates to the Company’s recorded reserves.
/s/ Deloitte & Touche, LLP
Seattle, Washington
February 22, 2021
We have served as the Company’s auditor since 2009.

Page - 44

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)	December 27, 2020	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$62,507	$37,608
Accounts receivable, net of allowance of $2,921 and $4,288	278,343	342,303
Prepaid expenses and other current assets	26,137	30,717
Income tax receivable	11,898	11,105
Total current assets	378,885	421,733
Property and equipment, net	71,734	66,150
Restricted cash and investments	240,534	230,932
Deferred income taxes, net	30,019	3,228
Goodwill	94,873	237,498
Intangible assets, net	28,929	73,673
Operating lease right-of-use assets, net	65,940	41,082
Workers’ compensation claims receivable, net	52,934	44,624
Other assets, net	16,729	17,235
Total assets	$980,577	$1,136,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$62,199	$68,406
Accrued wages and benefits	122,657	67,604
Current portion of workers’ compensation claims reserve	66,007	73,020
Current operating lease liabilities	13,938	14,358
Other current liabilities	4,166	7,418
Total current liabilities	268,967	230,806
Workers’ compensation claims reserve, less current portion	189,486	182,598
Long-term debt	—	37,100
Long-term deferred compensation liabilities	26,361	26,765
Long-term operating lease liabilities	54,797	28,849
Other long-term liabilities	3,776	4,064
Total liabilities	543,387	510,182

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,493 and 38,593 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(14,828)	(13,238)
Retained earnings	452,017	639,210
Total shareholders’ equity	437,190	625,973
Total liabilities and shareholders’ equity	$980,577	$1,136,155
See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)	2020	2019	2018
Revenue from services	$1,846,360	$2,368,779	$2,499,207
Cost of services	1,405,715	1,748,831	1,843,760
Gross profit	440,645	619,948	655,447
Selling, general and administrative expense	408,307	516,220	540,479
Depreciation and amortization	32,031	37,549	41,049
Goodwill and intangible asset impairment charge	175,189	—	—
Income (loss) from operations	(174,882)	66,179	73,919
Interest expense and other income, net	1,620	3,865	1,744
Income (loss) before tax expense (benefit)	(173,262)	70,044	75,663
Income tax expense (benefit)	(31,421)	6,971	9,909
Net income (loss)	$(141,841)	$63,073	$65,754

Net income (loss) per common share:
Basic	$(4.01)	$1.63	$1.64
Diluted	$(4.01)	$1.61	$1.63

Weighted average shares outstanding:
Basic	35,365	38,778	39,985
Diluted	35,365	39,179	40,275

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,590)	$1,411	$(6,320)
Total other comprehensive income (loss), net of tax	(1,590)	1,411	(6,320)
Comprehensive income (loss)	$(143,431)	$64,484	$59,434
See accompanying notes to consolidated financial statements

Page - 46

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 31, 2017	41,098	$1	$561,650	$(6,804)	$554,847
Net income	—	—	65,754	—	65,754
Foreign currency translation adjustment	—	—	—	(6,320)	(6,320)
Purchases and retirement of common stock	(1,371)	—	(34,818)	—	(34,818)
Issuances under equity plans, including tax benefits	299	—	(1,900)	—	(1,900)
Stock-based compensation	28	—	13,876	—	13,876
Change in accounting standard cumulative-effect adjustment	—	—	1,525	(1,525)	—
Balances, December 30, 2018	40,054	1	606,087	(14,649)	591,439
Net income	—	—	63,073	—	63,073
Foreign currency translation adjustment	—	—	—	1,411	1,411
Purchases and retirement of common stock	(1,855)	—	(38,826)	—	(38,826)
Issuances under equity plans, including tax benefits	365	—	(893)	—	(893)
Stock-based compensation	29	—	9,769	—	9,769
Balances, December 29, 2019	38,593	1	639,210	(13,238)	625,973
Net loss	—	—	(141,841)	—	(141,841)
Foreign currency translation adjustment	—	—	—	(1,590)	(1,590)
Purchases and retirement of common stock	(3,557)	—	(52,346)	—	(52,346)
Issuances under equity plans, including tax benefits	429	—	(1,517)	—	(1,517)
Stock-based compensation	28	—	9,113	—	9,113
Change in accounting standard cumulative-effect adjustment	—	—	(602)	—	(602)
Balances, December 27, 2020	35,493	$1	$452,017	$(14,828)	$437,190
See accompanying notes to consolidated financial statements

Page - 47

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(141,841)	$63,073	$65,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,031	37,549	41,049
Goodwill and intangible asset impairment charge	175,189	—	—
Provision for doubtful accounts	6,300	7,661	10,042
Stock-based compensation	9,113	9,769	13,876
Deferred income taxes	(26,791)	1,263	(1,929)
Non-cash lease expense	15,195	14,823	—
Other operating activities	(686)	(1,589)	5,154
Changes in operating assets and liabilities, net of amounts acquired and divested:
Accounts receivable	57,146	5,450	11,640
Income tax receivable	(1,122)	(6,480)	(996)
Other assets	(2,124)	(12,575)	(12,928)
Accounts payable and other accrued expenses	(6,561)	6,921	3,029
Accrued wages and benefits	55,053	(9,494)	(1,613)
Workers’ compensation claims reserve	(125)	(10,828)	(7,877)
Operating lease liabilities	(14,562)	(15,178)	—
Other liabilities	(3,684)	3,166	491
Net cash provided by operating activities	152,531	93,531	125,692
Cash flows from investing activities:
Capital expenditures	(27,066)	(28,119)	(17,054)
Acquisition of businesses, net of cash acquired	—	—	(22,742)
Divestiture of business	—	215	10,587
Payments for company-owned life insurance	(12,031)	(12,210)	—
Purchases of restricted available-for-sale investments	(2,896)	(7,667)	(6,173)
Sales of restricted available-for-sale investments	12,311	20,859	1,991
Purchases of restricted held-to-maturity investments	(32,495)	(22,963)	(6,768)
Maturities of restricted held-to-maturity investments	27,561	28,254	19,644
Other	205	—	—
Net cash used in investing activities	(34,411)	(21,631)	(20,515)
Cash flows from financing activities:
Purchases and retirement of common stock	(52,346)	(38,826)	(34,818)
Net proceeds from employee stock purchase plans	922	1,329	1,503
Common stock repurchases for taxes upon vesting of restricted stock	(2,438)	(2,222)	(3,404)
Net change in revolving credit facility	(37,100)	(42,900)	(15,900)
Payments on debt	—	—	(22,397)
Other	(1,540)	(296)	—
Net cash used in financing activities	(92,502)	(82,915)	(75,016)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	623	936	(1,542)
Net change in cash, cash equivalents and restricted cash	26,241	(10,079)	28,619
Cash, cash equivalents and restricted cash, beginning of period	92,371	102,450	73,831
Cash, cash equivalents and restricted cash, end of period	$118,612	$92,371	$102,450
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,149	$2,432	$4,373
Income taxes	(3,441)	12,166	12,898
Operating lease liabilities	16,995	17,643	—
Non-cash transactions:
Property and equipment purchased but not yet paid	1,347	993	1,553
Divestiture non-cash consideration	—	—	798
Right-of-use assets obtained in exchange for new operating lease liabilities	38,847	18,759	—
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
Basis of presentation
The consolidated financial statements (“financial statements”) include the accounts of TrueBlue and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation. Specifically, the company has made certain reclassifications between cost of services and selling, general and administrative expense (“SG&A”) to more accurately reflect the costs of delivering our services. Such reclassifications did not have a significant impact on the company’s gross profit or SG&A expense.
Fiscal period end
The financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks, while in fiscal years consisting of 52 weeks, all quarters will consist of 13 weeks. All years presented include 52 weeks.
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates in our financial statements include, but are not limited to, purchase accounting, allowance for credit losses, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, contingent legal, regulatory and government incentive liabilities, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.
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
Revenue recognition
We account for a contract when both parties to the contract have approved the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Consolidated revenues are presented net of intercompany eliminations. Additionally, consolidated revenues are recognized net of any discounts, allowances and sales incentives, including rebates. Revenues are recognized over time using an output measure, as the control of the promised services is transferred to the client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. The majority of our contracts are short-term in nature as they are filling the contingent staffing needs of our clients, or include termination clauses that allow either party to cancel within a short notice period, without cause. Revenue includes billable travel and other reimbursable costs and are reported net of sales, use or other transaction taxes collected from clients and remitted to taxing authorities. Payment terms vary by client and the services

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

offered, however we do not extend payment terms beyond one year. Substantially all of our contracts include payment terms of 90 days or less.
We primarily record revenue on a gross basis as a principal versus on a net basis as an agent on the Consolidated Statements of Operations and Comprehensive Income. We have determined that gross reporting as a principal is the appropriate treatment based upon the following key factors:
•We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.
•We demonstrate control over the services provided to our clients by being the employer of record for the individuals performing the service.
•We establish our associate’s billing rate.
Contingent staffing
We recognize revenue for our PeopleReady and PeopleManagement contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to collect in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our contingent staffing contracts. Costs are incurred to fulfill some contingent staffing contracts, however these costs are immaterial and are expensed as incurred.
Human resource outsourcing
We primarily recognize revenue for our PeopleScout outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We do not incur costs to obtain our outsourced recruitment of permanent employee contracts. The costs to fulfill these contracts are immaterial and are expensed as incurred.
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
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in SG&A were $5.5 million, $6.8 million and $8.1 million in fiscal 2020, 2019 and 2018, respectively.
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

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection efforts, historical collection trends, write-off experience, client credit risk, current economic data and forecasted information. The allowance for credit loss is reviewed monthly and represents our best estimate of the amount of expected credit losses. Each month, past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in SG&A on the Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of our adoption of the accounting standard for current expected credit losses (“CECL”), we recognized a cumulative-effect adjustment to our account receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.
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
We establish an allowance for credit loss for our held-to-maturity debt securities using a discounted cash flow method including a probability of default rate based on the issuer’s credit rating. We report the entire change in present value as credit loss expense (or reversal of credit loss expense) in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our held-to-maturity debt securities as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of December 27, 2020.
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
•Level 1: The carrying value of cash and cash equivalents and mutual funds approximates fair value because of the short-term nature of these instruments. Inputs are valued using quoted market prices in active markets for identical assets or liabilities.

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities are used. We use quoted prices for similar instruments in active markets or we estimate the fair value using a variety of valuation methodologies, which include observable inputs for comparable instruments and unobservable inputs.
•Level 3: For assets and liabilities with unobservable inputs, we typically rely on management’s estimates of assumptions that market participants would use in pricing the asset or liability.
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
The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. In addition to mutual funds and money market funds, we also have company owned life insurance policies that fund our deferred compensation liability. Company owned life insurance policies are carried at cash surrender value, which approximates fair value. We also hold certain restricted investments which collateralize workers’ compensation programs and are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets.
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
Leases
We conduct our branch operations from leased locations. We also lease office spaces for our centralized support functions, office equipment, and machinery for use at client sites. Many leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. The terms of our lease agreements generally range from three to five years, with some as high as 15 years and many containing options to renew. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice.

Page - 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases are included in operating lease right-of-use assets, net and current and long-term operating lease liabilities on our Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income.
Financing leases are included in property and equipment, net, other current liabilities, and other long-term liabilities on our Consolidated Balance Sheets. Lease expense for financing leases is recognized as depreciation of the right-of-use asset and interest expense. Financing leases are immaterial to our financial statements.
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
Goodwill and indefinite-lived intangible assets
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, operating performance indicators, competition, client engagement, legal factors, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, PeopleManagement Centerline, PeopleManagement On-Site, PeopleScout RPO, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value of the goodwill.
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
During the first quarter of 2020, certain events made it more likely than not that an impairment had occurred and accordingly, we performed an interim impairment test as of the last day of our fiscal first quarter. As a result, we recorded an impairment charge of $140.5 million with respect to our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units. Refer to Note 6: Goodwill and Intangible Assets for further details.
There were no goodwill impairment charges recorded during fiscal 2019 nor 2018.
We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist.

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We performed our annual indefinite-lived intangible asset impairment test for 2020, 2019 and 2018, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment charge was recognized for the years ended December 27, 2020, December 29, 2019 or December 30, 2018.
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
We have finite-lived intangible assets related to acquired company customers, trade names/trademarks, and technology, as well as purchased trade names/trademarks. During fiscal 2020, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 27, 2020. Refer to Note 6: Goodwill and Intangible Assets for further details. There were no long-lived asset impairment charges recorded during fiscal 2019 nor 2018.
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
Workers’ compensation claims reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” United States (“U.S.”) Treasury instruments available during the year in which the liability was incurred, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income in the period when the changes are made.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”) and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount the liability and its corresponding receivable to its estimated net present value using the “risk-free” rates available during the year in which the liability was incurred, and associated with the actuarial determined weighted average lives of our excess claims. When appropriate, based on our best estimate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also establish an allowance for credit loss for our insurance receivables using a probability of default and losses expected upon default method, with the probability of default rate based on the third-party insurance carrier’s credit rating. Changes in the allowance for credit losses are recorded in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our workers’ compensation insurance receivables as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of December 27, 2020.
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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net operating losses (“NOLs”) and tax credits that we expect will not be utilized within the permitted carryforward periods as of December 27, 2020 and December 29, 2019.
A significant driver of fluctuations in our effective income tax rate is the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our associates qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize additional prior year hiring credits if credits in excess of original estimates have been certified by government offices.
Deferred compensation plan
We offer a non-qualified defined contribution plan (the “Plan”) to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The Plan allows participants to direct their account based on the investment options determined by TrueBlue and offers discretionary matching contributions.
The current portion of the deferred compensation liability is included in accrued wages and benefits on our Consolidated Balance Sheets. The total deferred compensation liability is largely offset by deferred compensation mutual funds, money market funds and company owned life insurance policies recorded in restricted cash and investments on our Consolidated Balance Sheets. The mutual funds and money market funds are measured at fair value, with unrealized gains and losses recognized in SG&A expense, while realized gains and losses are recorded in other income on our Consolidated Statements of Operations and Comprehensive Income. The carrying value of company owned life insurance policies is based on the cash surrender value of the policies and, accordingly, approximates fair value. Changes in the cash surrender value of the insurance policies are recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income.
Stock-based compensation
Under various plans, officers, employees and non-employee directors have received or may receive grants of stock, restricted stock awards, or performance share units to purchase common stock. We also have an employee stock purchase plan (“ESPP”).

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for restricted stock awards and performance share units is generally recognized on a straight-line basis over the vesting period, based on our stock’s fair market value on the grant date. For performance share unit grants issued with performance conditions, compensation expense is recognized over each vesting period based on assessment of the likelihood of meeting these conditions. We recognize compensation expense for only the portion of restricted stock and performance share units that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods.
Foreign currency
Our financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in other comprehensive income, when applicable.
Purchases and retirement of our common stock
We purchase our common stock under a program authorized by our Board of Directors (the “Board”). Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on the Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.
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
Segments
Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker, our Chief Executive Officer, to determine resource allocation and assess performance. We evaluate performance based on segment revenue and segment profit. Segment revenue is net of intercompany eliminations. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other adjustments not considered to be ongoing.
Government incentives
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak. Also, the Canadian government enacted the Canada Emergency Wage Subsidy and the Australian government enacted the JobKeeper subsidy to help employers offset a portion of their employee wages for a limited period.
We elected to treat qualified government incentives from the U.S., Canada and Australian governments as offsets to the related operating expenses. During fiscal 2020, the qualified payroll tax credits and government subsidies reduced our operating expenses by $9.9 million on our Consolidated Statement of Operations and Comprehensive Income (Loss).

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently issued accounting pronouncements not yet adopted
There are no new accounting pronouncements, issued or effective during the fiscal year, that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:     ACQUISITION AND DIVESTITURE
2018 acquisition
Effective June 12, 2018, we acquired all of the outstanding equity interests of TMP Holdings LTD (“TMP”), through our subsidiary PeopleScout, Inc. for a cash purchase price of $22.7 million, net of cash acquired of $7.0 million. TMP is a mid-sized RPO and employer branding service provider operating in the United Kingdom. This acquisition increases our ability to win multi-continent engagements by adding a physical presence in Europe, referenceable clients and employer branding capabilities.
We incurred acquisition and integration-related costs of $1.6 million and $2.7 million for the years ended December 29, 2019 and December 30, 2018, respectively, which were included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) and cash flows from operating activities on the Consolidated Statements of Cash Flows.
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

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The results of TMP’s operations and cash flows reported for 2018 on our Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows relate to the period from June 12, 2018 to December 30, 2018. Revenue from TMP included in our Consolidated Statements of Operations and Comprehensive Income (Loss) was $31.0 million from the acquisition date to December 30, 2018, and $51.3 million and $46.0 million for the years ended December 29, 2019 and December 27, 2020, respectively. The acquisition of TMP was immaterial to our consolidated results of operations and as such, pro forma financial information was not required.
2018 divestiture
Effective March 12, 2018, we divested substantially all the assets and certain liabilities of PlaneTechs, LLC (“PlaneTechs”) for a sales price of $11.4 million, of which $8.5 million was paid in cash, and $1.6 million in a note receivable, with monthly principal payments of $0.1 million beginning in April 2018. The balance was fully repaid as of December 29, 2019. The remaining purchase price balance consisted of the preliminary working capital adjustment, which was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The company recognized a pre-tax gain on the divestiture of $0.7 million, which was included in interest and other income on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 30, 2018. Fiscal first quarter revenue through the closing date of the divestiture for the PlaneTechs business of $8.0 million was reported in the PeopleManagement reportable segment for the year ended December 30, 2018.
The divestiture of PlaneTechs did not represent a strategic shift with a major effect on the company’s operations and financial results and, therefore was not reported as discontinued operations in the Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods presented.
NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	December 27, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$62,507	$62,507	$—	$—
Restricted cash and cash equivalents	56,105	56,105	—	—
Cash, cash equivalents and restricted cash (1)	$118,612	$118,612	$—	$—

Municipal debt securities	$70,723	$—	$70,723	$—
Corporate debt securities	85,937	—	85,937	—
Agency mortgage-backed securities	512	—	512	—
U.S. government and agency securities	1,124	—	1,124	—
Restricted investments classified as held-to-maturity (2)	$158,296	$—	$158,296	$—

Deferred compensation investments (3)	$5,915	$5,915	$—	$—

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2019
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$37,608	$37,608	$—	$—
Restricted cash and cash equivalents	54,763	54,763	—	—
Cash, cash equivalents and restricted cash (1)	$92,371	$92,371	$—	$—

Municipal debt securities	$74,236	$—	$74,236	$—
Corporate debt securities	76,068	—	76,068	—
Agency mortgage-backed securities	1,376	—	1,376	—
U.S. government and agency securities	1,051	—	1,051	—
Restricted investments classified as held-to-maturity (2)	$152,731	$—	$152,731	$—

Deferred compensation investments (3)	$13,670	$13,670	$—	$—
(1)Cash, cash equivalents and restricted cash consist of money market funds, deposits, and investments with original maturities of three months or less.
(2)Refer to Note 4: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
(3)Deferred compensation investments consist of mutual funds and money market funds.
Assets measured at fair value on a nonrecurring basis
We measure the fair value of certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. During the first quarter of 2020, we performed an interim impairment test as of the last day of our first fiscal quarter (March 29, 2020). As a result of the test, goodwill and client relationship intangible assets with a total carrying value of $221.6 million were written down to their fair value, and an impairment charge of $175.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 27, 2020. There were no goodwill or intangible asset impairment charges recorded during fiscal 2019 or 2018. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.
The impairment was comprised as follows:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment charge
Goodwill	$31,705	$—	$—	$31,705	$(140,489)
Client relationships	14,700	—	—	14,700	(34,700)
Total	$46,405	$—	$—	$46,405	$(175,189)
NOTE 4:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	December 27, 2020	December 29, 2019
Cash collateral held by insurance carriers	$26,025	$24,612
Cash and cash equivalents held in Trust	29,410	23,681
Investments held in Trust	152,247	149,373
Deferred compensation investments	5,915	13,670
Company-owned life insurance policies	26,267	13,126
Other restricted cash and cash equivalents	670	6,470
Total restricted cash and investments	$240,534	$230,932

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity
Restricted cash and investments include collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in debt and asset-backed securities. The majority of our collateral obligations are held in a Trust.
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 27, 2020 and December 29, 2019, were as follows:

	December 27, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$67,287	$3,436	$—	$70,723
Corporate debt securities	83,467	2,511	(41)	85,937
Agency mortgage-backed securities	493	19	—	512
U.S. government and agency securities	1,000	124	—	1,124
Total held-to-maturity investments	$152,247	$6,090	$(41)	$158,296

	December 29, 2019
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$72,017	$2,219	$—	$74,236
Corporate debt securities	75,000	1,102	(34)	76,068
Agency mortgage-backed securities	1,357	21	(2)	1,376
U.S. government and agency securities	999	52	—	1,051
Total held-to-maturity investments	$149,373	$3,394	$(36)	$152,731
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 27, 2020
(in thousands)	Amortized cost	Fair value
Due in one year or less	$20,307	$20,446
Due after one year through five years	115,421	119,981
Due after five years through ten years	16,519	17,869
Total held-to-maturity investments	$152,247	$158,296
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold mutual funds, money market funds and company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to these investments still held at December 27, 2020, December 29, 2019 and December 30, 2018, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

(in thousands)	2020	2019	2018
Unrealized gains (losses)	$723	$2,814	$(3,400)

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance
Due to the uncertain economic environment, it is difficult to estimate the full impact caused by COVID–19 on our clients. However, the allowance for credit loss for accounts receivable as of December 27, 2020 is our best estimate of the amount of expected credit losses. Should actual results deviate from what we have currently estimated, our allowance for credit losses could change significantly.
The activity related to the allowance for accounts receivable was as follows:

(in thousands)	2020	2019	2018
Beginning balance	$4,288	$5,026	$4,344
Cumulative-effect adjustment (1)	524	—	—
Current period provision	6,300	7,661	10,042
Write-offs	(8,181)	(8,358)	(9,349)
Foreign currency translation	(10)	(41)	(11)
Ending balance	$2,921	$4,288	$5,026
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our account receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.
Prepaid expenses and other current assets

(in thousands)	December 27, 2020	December 29, 2019
Prepaid software agreements	$8,643	$9,576
Other prepaid expenses	8,631	7,761
Other current assets	8,863	13,380
Prepaid expenses and other current assets	$26,137	$30,717

Property and equipment

(in thousands)	December 27, 2020	December 29, 2019
Buildings and land	$44,479	$43,621
Software	127,715	132,378
Computers, furniture and equipment	42,846	57,770
Construction in progress	9,997	8,727
Gross property and equipment	225,037	242,496
Less accumulated depreciation	(153,303)	(176,346)
Property and equipment, net	$71,734	$66,150
Capitalized software costs, net of accumulated depreciation, were $27.6 million and $26.0 million as of December 27, 2020 and December 29, 2019, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $21.9 million, $19.7 million and $20.3 million for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued wages and benefits

(in thousands)	December 27, 2020	December 29, 2019
Deferred employer payroll tax	$55,420	$—
Other accrued wages and benefits	67,237	67,604
Accrued wages and benefits	$122,657	$67,604
On March 27, 2020, the U.S. government enacted the CARES Act, which among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 outbreak. Additionally, we were allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. We anticipate the deferred amount will be paid by September 15, 2021.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at	December 30, 2018
Goodwill before impairment		$106,304	$81,092	$144,970	$332,366
Accumulated impairment charge		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	129,801	237,287

Foreign currency translation		—	—	211	211

Balance at	December 29, 2019
Goodwill before impairment		106,304	81,092	145,181	332,577
Accumulated impairment charge		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	130,012	237,498

Impairment charge		—	(45,901)	(94,588)	(140,489)
Foreign currency translation		—	—	(2,136)	(2,136)

Balance at	December 27, 2020
Goodwill before impairment		106,304	81,092	143,045	330,441
Accumulated impairment charge		(46,210)	(79,601)	(109,757)	(235,568)
Goodwill, net		$60,094	$1,491	$33,288	$94,873

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 27, 2020			December 29, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships (2)	$113,382	$(91,956)	$21,426	$149,299	$(83,317)	$65,982
Trade names/trademarks	2,088	(585)	1,503	2,052	(441)	1,611
Technologies	—	—	—	600	(520)	80
Total finite-lived intangible assets	$115,470	$(92,541)	$22,929	$151,951	$(84,278)	$67,673
(1)Excludes assets that are fully amortized.
(2)Balances at December 27, 2020 are net of impairment charge of $34.7 million.
Amortization expense of our finite-lived intangible assets was $10.1 million, $17.9 million and $20.8 million for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 27, 2020:

(in thousands)
2021	$6,684
2022	5,793
2023	5,138
2024	4,164
2025	330
Thereafter	820
Total future amortization	$22,929
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of December 27, 2020 and December 29, 2019.
Impairments
Goodwill
Interim impairment test
During the first quarter of 2020, the following events made it more likely than not that an impairment had occurred and accordingly, we performed an interim impairment test as of the last day of our fiscal first quarter (March 29, 2020).
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
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions to evaluate the impact of operating and macroeconomic changes on each reporting unit. The fair value of each

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reporting unit was estimated using a combination of a discounted cash flow methodology and the market valuation approach using publicly traded company multiples in similar businesses. This analysis required significant judgments, including estimation of future cash flows, which was dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows would occur, and determination of our weighted average cost of capital, which was risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used ranged from 11.5% to 12.0%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. As a result of this impairment test, we concluded that the carrying amounts of goodwill for our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment charge of $140.5 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 27, 2020. The goodwill carrying value of $45.9 million for our PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively.
Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual goodwill impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and concluded that it was not more likely than not that the goodwill associated with our reporting units were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to December 27, 2020. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP were $23.6 million and $9.7 million, respectively, as of December 27, 2020. Should actual results decline further or longer than we have currently estimated, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units.
Finite-lived intangible assets
Interim impairment test
With the decrease in demand for our services due to the economic impact caused by the response to COVID-19, we lowered our future expectations, which was the primary trigger of the impairment test as of the last day of our fiscal first quarter (March 29,2020) for certain of our acquired client relationships intangible assets. As a result of this impairment test, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 27, 2020. The impairment charge for PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets was $25.0 million and $9.7 million, respectively. Considerable management judgment was necessary to determine key assumptions, including projected revenue of acquired clients and an appropriate discount rate of 12.0%. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to December 27, 2020. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site were $5.1 million and $7.2 million, respectively, as of December 27, 2020.
Indefinite-lived intangible assets
Interim impairment test
We performed an interim impairment test of our indefinite-lived intangible assets as of the last day of our first fiscal quarter (March 29, 2020) for 2020 and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment charge was recognized.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual impairment test
Given the proximity of our interim impairment measurement date (last day of our fiscal first quarter - March 29, 2020) to our annual indefinite-lived trade names impairment measurement date (first day of our fiscal second quarter - March 30, 2020), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our indefinite-lived trade names was less than the carrying value. We concluded that it was not more likely than not that the indefinite-lived intangible assets associated with our Staff Management | SMX and PeopleScout trade names were impaired as of the first day of our fiscal second quarter. Therefore, a quantitative assessment was not performed as of March 30, 2020.
Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 30, 2020 to December 27, 2020.
NOTE 7:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.8% and 2.0% at December 27, 2020 and December 29, 2019, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of December 27, 2020.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 27, 2020	December 29, 2019
Undiscounted workers’ compensation reserve	$273,502	$274,934
Less discount on workers’ compensation reserve	18,009	19,316
Workers’ compensation reserve, net of discount	255,493	255,618
Less current portion	66,007	73,020
Long-term portion	$189,486	$182,598
Payments made against self-insured claims were $52.8 million, $63.1 million and $64.7 million for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
Our workers’ compensation reserve includes estimated expenses related to excess claims, and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At December 27, 2020 and December 29, 2019, the weighted average rate was 1.3% and 2.4%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $54.0 million and $45.3 million, and the corresponding receivable for the insurance on excess claims, net of valuation allowance was $52.9 million and $44.6 million as of December 27, 2020 and December 29, 2019, respectively.

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity related to the allowance for insurance receivable was as follows:

(in thousands)	2020	2019	2018
Beginning balance	$629	$3,314	$3,778
Cumulative-effect adjustment (1)	72	—	—
Charged to expense	13	120	120
Release of allowance	(629)	(2,805)	(584)
Ending balance	$85	$629	$3,314
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our insurance receivable valuation allowance of $0.1 million as of the beginning of the first quarter of 2020. Refer to Note 1: Summary of Significant Accounting Policies for further details.

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
•type and location of work performed;
•impact of safety initiatives; and
•positive or adverse development of claims, which considers the potential impact of COVID-19.
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 27, 2020:

(in thousands)
2021	$66,007
2022	35,200
2023	20,077
2024	13,204
2025	9,508
Thereafter	57,478
Sub-total	201,474
Excess claims (1)	54,019
Total	$255,493
(1)Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $49.4 million, $60.2 million and $69.2 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.
NOTE 8:    LONG-TERM DEBT
On March 16, 2020, we entered into a first amendment to our credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A. dated as of July 13, 2018, which extended the maturity of the revolving credit facility established thereunder (the “Revolving Credit Facility”) to March 16, 2025 and modified certain other terms. On June 24, 2020, we entered into a second amendment to our credit agreement (the “Second Amendment”), which modified terms of our financial covenants as well as certain other provisions of the Revolving Credit Facility. On January 28, 2021, we entered into a third amendment to our credit agreement (the “Third Amendment”), which clarified the definition of the Asset Coverage Ratio financial covenant of the Revolving Credit Facility. The Third Amendment was effective as of December 27, 2020 (refer to Note 16: Subsequent Event for details of the Third Amendment).

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amended credit agreement provides for a revolving line of credit of up to $300.0 million with an option, subject to lender approval, to increase the amount to $450.0 million. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At December 27, 2020, $6.1 million was utilized by outstanding standby letters of credit, leaving $293.9 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $160.9 million available for additional borrowings. At December 29, 2019, $37.1 million was drawn on the Revolving Credit Facility, which included a $17.1 million Swingline loan.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread on LIBOR was 3.50% through the end of fiscal 2020, and will be determined by the consolidated leverage ratio thereafter, as defined in the amended credit agreement.
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
Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The amended credit agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants. The Second Amendment suspended testing of certain covenant through June 27, 2021 (second quarter of 2021).
The following financial covenants, as defined in the Second and Third Amendments, are currently in effect through the second quarter of 2021:
•Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50.0 million, subject to certain minimums. As of December 27, 2020, our asset coverage ratio was 27.4.
•Liquidity greater than $150.0 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of December 27, 2020, our liquidity was greater than $150.0 million at $356.4 million.
The following financial covenant, as defined in the Second Amendment, will be in effect for the first and second quarter of 2021:
•EBITDA, as defined in the amended credit agreement, greater than $12.0 million for the trailing three quarters ending Q1 2021 and greater than $15.0 million for the trailing four quarters ending Q2 2021. As of December 27, 2020, EBITDA for the trailing three and four quarters was $35.6 million and $47.0 million, respectively.
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
As of December 27, 2020, we were in compliance with all effective covenants related to the Revolving Credit Facility.

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 27, 2020	December 29, 2019
Cash collateral held by workers’ compensation insurance carriers	$22,253	$22,256
Cash and cash equivalents held in Trust	29,410	23,681
Investments held in Trust	152,247	149,373
Letters of credit (1)	6,095	6,202
Surety bonds (2)	20,616	20,731
Total collateral commitments	$230,621	$222,243
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

Operating leases

We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 16 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options is at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.

Operating lease costs were comprised of the following:

(in thousands)	2020	2019
Operating lease costs	$16,607	$17,333
Short-term lease costs	7,781	7,110
Other lease costs (1)	3,922	4,722
Total lease costs	$28,310	$29,165
(1)Other lease costs include immaterial variable lease costs, net of sublease income.

Other information related to our operating leases was as follows:

	December 27, 2020	December 29, 2019
Weighted average remaining lease term in years	9.0	4.1
Weighted average discount rate	5.0%	5.0%

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future non-cancelable minimum lease payments under our operating lease commitments as of December 27, 2020, are as follows for each of the next five years and thereafter:

(in thousands)
2021	7,164
2022	12,415
2023	10,149
2024	7,420
2025	5,165
Thereafter	36,252
Total undiscounted future non-cancelable minimum lease payments (1)	78,565
Less: Imputed interest (2)	9,830
Present value of lease liabilities	$68,735
(1)Operating lease payments exclude approximately $2.4 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of the new lease standard) or lease inception (for those leases entered into after the adoption date).
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancellable without significant penalty. We had $39.4 million of purchase obligations as of December 27, 2020, of which $22.5 million are expected to be paid in 2021.
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The resolution of those proceedings is not expected to have a material effect on our results of operations or financial condition.
NOTE 10:    SHAREHOLDERS’ EQUITY
Common stock
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.9 million and 0.8 million shares as of December 27, 2020 and December 29, 2019, respectively.
On September 15, 2017, our Board authorized a $100.0 million share repurchase program of our outstanding common stock. On October 16, 2019, our Board authorized a $100.0 million share repurchase program of our outstanding common stock. These share repurchase programs do not obligate us to acquire any particular amount of common stock and do not have an expiration date. We may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase program or otherwise.
As part of the existing share repurchase plans, on February 28, 2020 we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase $40.0 million of our common stock. Under the ASR agreement, we paid $40.0 million to the financial institution and received an initial delivery of 2,150,538 shares in the first quarter of 2020, which represented 80% of the total shares we expected to receive based on the market price at the time of the initial delivery. This transaction was initiated prior to the medical community’s acknowledgment of the expected severity of the impact COVID-19 would have on the U.S.
The final number of shares delivered upon settlement of the agreement was determined by the volume weighted average price of our shares over the term of the ASR agreement, less the agreed-upon discount. On July 2, 2020, we settled our ASR agreement resulting in the receipt of 626,948 additional shares from the third-party financial institution. The total number of shares delivered under the ASR agreement was 2,777,486 with a volume weighted average price over the term of the ASR agreement of $14.40. During the year ended December 27, 2020, we repurchased an additional 779,068 shares in the open market, for a volume weighted average price of $15.85.

Page - 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 27, 2020, $66.7 million remains available for repurchase of common stock under the 2019 authorization. The second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021.
Preferred stock
We have authorized 20.0 million shares of blank check preferred stock. The blank check preferred stock is issuable in one or more series, each with such designations, preferences, rights, qualifications, limitations and restrictions as our Board may determine and set forth in supplemental resolutions at the time of issuance, without further shareholder action. The initial series of blank check preferred stock authorized by the Board was designated as Series A Preferred Stock. We had no outstanding shares of preferred stock in any of the years presented.
NOTE 11:    STOCK-BASED COMPENSATION
We record stock-based compensation expense for restricted and unrestricted stock awards, performance share units, and shares purchased under an employee stock purchase plan.
Our 2016 Omnibus Incentive Plan, effective May 11, 2016 (“Incentive Plan”), provides for the issuance or delivery of up to 1.5 million shares of our common stock over the full term of the Incentive Plan.
Restricted and unrestricted stock awards and performance share units

Under the Incentive Plan, restricted stock awards are granted to executive officers and key employees and vest annually over three or four years. Effective 2020, restricted stock awards are granted to members of our Board and vest over an eight month period, or receipt of the shares may be deferred until after a director leaves the Board. Prior to 2020, unrestricted stock awards were granted to members of our Board which vested immediately, or receipt of the shares could be deferred until after a director left the Board. Restricted and unrestricted stock-based compensation expense is calculated based on the grant-date market value. We recognize compensation expense on a straight-line basis over the vesting period, net of estimated forfeitures.
Effective 2020, performance share units are only granted to executive officers. Prior to 2020, performance share units were also granted to certain employees. Vesting of the performance share units is contingent upon the achievement of return on equity goals at the end of each three-year performance period. Each performance share unit is equivalent to one share of common stock. Compensation expense is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period for the performance share units which are expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Restricted and unrestricted stock awards and performance share units activity for the year ended December 27, 2020, was as follows:

(shares in thousands)	Shares	Weighted- average grant-date price
Non-vested at beginning of period	1,371	$26.45
Granted	848	$17.06
Vested	(448)	$24.55
Forfeited	(248)	$22.61
Non-vested at the end of the period	1,523	$22.77
The weighted average grant-date price of restricted and unrestricted stock awards and performance share units granted during the years 2020, 2019 and 2018 was $17.06, $23.05 and $26.87, respectively. As of December 27, 2020, total unrecognized stock-based compensation expense related to non-vested restricted stock and performance share units, net of forfeitures, was approximately $12.4 million and $1.0 million, respectively, which are estimated to be recognized over a weighted average period of 1.7 years. The total fair value of restricted shares vested during fiscal 2020, 2019 and 2018 was $8.6 million, $8.2 million and $9.9 million, respectively. Total fair value of performance shared vested during fiscal 2020 was $2.0 million. No performance shares vested during fiscal 2019 or 2018.

Page - 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
Our ESPP reserves 1.0 million shares of common stock for purchase. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the company’s common stock. The employee’s purchase price is 85.0% of the lesser of the fair market value of shares on either the first day or the last day of each month. We consider our ESPP to be a component of our stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.
The following table summarizes transactions under our ESPP from fiscal 2020, 2019 and 2018:

(shares in thousands)		Shares	Average price per share
Issued during fiscal	2020	68	$13.46
Issued during fiscal	2019	73	$18.31
Issued during fiscal	2018	68	$22.17
Stock-based compensation expense
Total stock-based compensation expense for fiscal years 2020, 2019 and 2018, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $9.1 million, $9.8 million and $13.9 million, respectively. The related tax benefit was $1.9 million, $2.1 million and $2.9 million for fiscal 2020, 2019 and 2018, respectively.
NOTE 12:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plan was $30.6 million and $31.2 million as of December 27, 2020 and December 29, 2019, respectively, of which $4.2 million and $4.4 million have been included in Accrued wages and benefits on our Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $3.7 million, $5.5 million and $5.3 million for fiscal 2020, 2019 and 2018, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).
NOTE 13:     INCOME TAXES
The provision for income taxes is comprised of the following:

(in thousands)	2020	2019	2018
Current taxes:
Federal	$(7,318)	$(933)	$5,088
State	(382)	3,835	5,208
Foreign	3,045	2,806	1,542
Total current taxes	(4,655)	5,708	11,838
Deferred taxes:
Federal	(22,416)	846	(1,283)
State	(3,369)	1,216	120
Foreign	(981)	(799)	(766)
Total deferred taxes	(26,766)	1,263	(1,929)
Provision for income taxes	$(31,421)	$6,971	$9,909

Page - 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income are as follows:

(in thousands, except percentages)	2020	%	2019	%	2018	%
Income tax expense (benefit) based on statutory rate	$(36,385)	21.0%	$14,709	21.0%	$15,889	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(6,631)	3.8	3,666	5.3	3,826	5.1
Job and other tax credits, net	(7,719)	4.5	(13,627)	(19.4)	(12,303)	(16.3)
Benefit from the CARES Act	(2,939)	1.7	—	—	—	—
Non-deductible goodwill impairment charge	21,849	(12.6)	—	—	—	—
Non-deductible/non-taxable items	124	(0.1)	1,559	2.2	1,191	1.6
Foreign taxes	(977)	0.5	282	0.4	735	1.0
Other, net	1,257	(0.7)	382	0.5	571	0.7
Total tax expense (benefit)	$(31,421)	18.1%	$6,971	10.0%	$9,909	13.1%
Our effective tax rate for fiscal 2020 was 18.1%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from a nondeductible goodwill and intangible asset impairment charge, the impact of the CARES Act and the federal WOTC. Other differences result from state and foreign income taxes, certain non-deductible expenses, tax exempt interest, and tax effects of stock-based compensation.
The non-cash impairment charge of $175.2 million, recorded in the first quarter of 2020, includes $84.7 million (tax effect of $21.8 million) related to reporting units from stock acquisitions and accordingly are not deductible for tax purposes. The remaining impairment charges of $90.5 million (tax effect of $23.3 million) related to reporting units from asset acquisitions and accordingly are deductible for tax purposes.
U.S. and international components of income before tax expense was as follows:

(in thousands)	2020	2019	2018
U.S.	$(148,492)	$61,610	$73,051
International	(24,770)	8,434	2,612
Income (loss) before tax expense (benefit)	$(173,262)	$70,044	$75,663

Page - 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 27, 2020	December 29, 2019
Deferred tax assets:
Allowance for doubtful accounts	$991	$973
Workers’ compensation	—	817
Accounts payable and other accrued expenses	7,933	3,818
Net operating loss carryforwards	3,679	2,085
Tax credit carryforwards	18,461	9,528
Accrued wages and benefits	7,938	5,148
Deferred compensation	10,130	6,622
Lease liabilities	21,771	8,670
Other	1,047	969
Total	71,950	38,630
Valuation allowance	(3,072)	(1,780)
Total deferred tax asset, net of valuation allowance	68,878	36,850
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(1,840)	(1,282)
Lease right-of-use assets	(20,692)	(7,985)
Depreciation and amortization	(13,274)	(24,355)
Workers’ compensation	(3,053)	—
Total deferred tax liabilities	(38,859)	(33,622)
Deferred income taxes, net	$30,019	$3,228
Deferred taxes related to our foreign currency translation were immaterial for fiscal 2020, 2019 and 2018.
The activity related to the income tax valuation allowance was as follows:

(in thousands)	2020	2019	2018
Beginning balance	$1,780	$2,079	$2,508
Charged to expense	1,292	—	—
Release of allowance	—	(299)	(429)
Ending balance	$3,072	$1,780	$2,079
The following table summarizes our NOLs and credit carryforwards along with their respective valuation allowance as of December 27, 2020:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$17,049	$—	$17,049	2039
State NOLs	2,949	(931)	2,018	Various
Foreign NOLs	730	(730)	—	Various
California Enterprise Zone credits	1,411	(1,411)	—	2023
Foreign alternative minimum tax credits	1,103	—	1,103	2028
Total	$23,242	$(3,072)	$20,170
As of December 27, 2020, our liability for unrecognized tax benefits was $1.9 million. If recognized, $1.5 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 27, 2020. This liability is recorded in other long-term liabilities on our Consolidated

Page - 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets. In general, the tax years 2017 through 2019 remain open to examination by the major taxing jurisdictions where we conduct business.
The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2020	2019	2018
Beginning balance	$2,078	$2,190	$2,210
Increases for tax positions related to the current year	218	318	377
Reductions due to lapsed statute of limitations	(366)	(430)	(397)
Ending balance	$1,930	$2,078	$2,190
We recognize interest and penalties related to unrecognized tax benefits within income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued an immaterial amount for interest and penalties during fiscal 2020 and, in total, as of December 27, 2020, have recognized a liability for penalties of $0.2 million and interest of $1.1 million.
NOTE 14:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

(in thousands, except per share data)	2020	2019	2018
Net income (loss)	$(141,841)	$63,073	$65,754

Weighted average number of common shares used in basic net income (loss) per common share	35,365	38,778	39,985
Dilutive effect of non-vested restricted stock	—	401	290
Weighted average number of common shares used in diluted net income (loss) per common share	35,365	39,179	40,275
Net income (loss) per common share:
Basic	$(4.01)	$1.63	$1.64
Diluted	$(4.01)	$1.61	$1.63

Anti-dilutive shares	894	225	538
Since we reported a loss for the year ended December 27, 2020, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share and diluted net loss per share were equal.
NOTE 15:    SEGMENT INFORMATION
Our operating segments and reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, retail, waste and recycling, energy, hospitality, and general labor.
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•On-site: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehouse, and distribution facilities; and
•Centerline Drivers: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.

Page - 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Effective June 12, 2018, we acquired TMP through PeopleScout. Accordingly, the results associated with the acquisition are included in our PeopleScout operating segment. For additional information, see Note 2: Acquisition and Divestiture.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

(in thousands)	2020	2019	2018
Revenue from services
Contingent staffing
PeopleReady	$1,099,462	$1,474,062	$1,522,076
PeopleManagement	586,822	642,233	728,254
Human resource outsourcing
PeopleScout	160,076	252,484	248,877
Total company	$1,846,360	$2,368,779	$2,499,207
The following table presents a reconciliation of segment profit to income before tax expense:

(in thousands)	2020	2019	2018
Segment profit:
PeopleReady	$43,200	$82,106	$85,998
PeopleManagement	11,717	12,593	21,627
PeopleScout	4,525	37,831	47,383
	59,442	132,530	155,008
Corporate unallocated	(20,714)	(21,870)	(26,066)
Work Opportunity Tax Credit processing fees	(495)	(960)	(985)
Acquisition/integration costs	—	(1,562)	(2,672)
Goodwill and intangible asset impairment charge	(175,189)	—	—
Gain on deferred compensation assets	(1,725)	(495)	—
Workforce reduction costs	(12,570)	(3,301)	—
COVID-19 government subsidies, net	6,211	—	—
Other benefits (costs)	2,189	(614)	(10,317)
Depreciation and amortization	(32,031)	(37,549)	(41,049)
Income (loss) from operations	(174,882)	66,179	73,919
Interest expense and other income, net	1,620	3,865	1,744
Income (loss) before tax expense (benefit)	$(173,262)	$70,044	$75,663
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our international operations are primarily in Canada, Australia and the United Kingdom. Revenue by region was as follows:

(in thousands, except percentages)	2020	%	2019	%	2018	%
United States	$1,729,171	93.7%	$2,222,543	93.8%	$2,369,024	94.8%
International operations	117,189	6.3	146,236	6.2	130,183	5.2
Total revenue from services	$1,846,360	100.0%	$2,368,779	100.0%	$2,499,207	100.0%
No single client represented more than 10.0% of total company revenue for fiscal 2020, 2019 or 2018. Client concentration for our reportable segments was as follows:
•No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2020, 2019, or 2018.
•One client represented 10.1% and 10.0% of our PeopleManagement reportable segment revenue for fiscal 2020 and 2019, respectively. No single client represented 10.0% or more of our PeopleManagement reportable segment revenue for fiscal 2018.
•One client represented 10.1%,12.5% and 13.3% of our PeopleScout reportable segment revenue for fiscal 2020, 2019 and 2018, respectively.
Net property and equipment located in international operations was approximately 6.5% and 6.8% of total property and equipment as of December 27, 2020 and December 29, 2019, respectively.
NOTE 16:    SUBSEQUENT EVENT
On January 28, 2021, we entered into the Third Amendment of our Revolving Credit Facility, which clarified the definition of the Asset Coverage Ratio financial covenant. The effective date of the Third Amendment was the last day of fiscal 2020 (December 27, 2020). The Third Amendment clarified the difference between the total outstanding balance of the Revolving Credit Facility and 60.0% of accounts receivable and unrestricted cash in excess of $50.0 million may not be less than zero. If the amount is less than zero, then the Asset Coverage Ratio is defined as the ratio of 60.0% of accounts receivable to total debt outstanding.

Page - 76

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 27, 2020.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2020. Our internal control over financial reporting as of December 27, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the “Company”) as of December 27, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 27, 2020 of the Company and our report dated February 22, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2021

Page - 78

Item 9B.	OTHER INFORMATION
None.

Page - 79

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Election of Directors” in our definitive proxy statement for use in connection with the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 27, 2020, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Governance Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information concerning principal accounting fees and services is presented under the heading “Fees Paid to Independent Public Accountant for Fiscal Years 2020 and 2019” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 80

PART IV

Item 15.	EXHIBITS
a)The following documents are filed as a part of this 10-K:
1.    Financial statements
Financial statements can be found under Item 8 of Part II of this Form 10-K.
2.    Exhibits
The exhibits are listed in the Index to Exhibits, which can be found on the following page.

Page - 81

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
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.4*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Derrek L. Gafford and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.5*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Derrek L. Gafford, Patrick Beharelle, Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.		10-Q	001-14543	05/04/2007

10.6*	Equity Retainer And Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.7	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.8*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.9*	Amended and Restated 2005 Long-Term Equity Incentive Plan.		S-8	333-190220	07/29/2013

10.10*	Amended and Restated TrueBlue 2016 TrueBlue Omnibus Incentive Plan		DEF 14A	001-14543	03/29/2018

10.11	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

10.12*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.13*	First Amendment to Change-in-Control Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.14*	First Amendment to Non-Competition Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.15*	Employment Agreement, as amended November 11, 2019, by and between TrueBlue, Inc., and Taryn R. Owen.		8-K	001-14543	11/13/2019

10.16*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacy.		10-K	001-14543	02/24/2020

10.17*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.		10-K	001-14543	02/24/2020

10.18*	Executive Employment Agreement, effective June 3, 2019, between TrueBlue, Inc. and Carl Schweihs.		10-K	001-14543	02/24/2020

10.19*	Form Restricted Share Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.		10-K	001-14543	02/24/2020

Page - 82

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.20*	Form Performance Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen and Carl Schweihs.		10-K	001-14543	02/24/2020

10.21	First Amendment to Credit Agreement dated as of March 16, 2020 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		8-K	001-14543	03/17/2020

10.22	Second Amendment to Credit Agreement dated as of June 24, 2020 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		10-Q	001-14543	07/27/2020

10.23*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.		10-Q	001-14543	07/27/2020

10.24*	Executive Employment Agreement between TrueBlue, Inc. and Brannon Lacey effective as of September 11, 2020.		10-Q	001-14543	10/26/2020

10.25*	Executive Employment Agreement between TrueBlue, Inc. and Richard Christensen effective as of January 27, 2020.	X

10.26	Third Amendment to Credit Agreement dated as of January 28, 2021 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.	X

10.27*	Form Restricted Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, Garrett Ferencz and Brannon Lacey.	X

10.28*	Revised Form Performance Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Brannon Lacey.	X

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	—	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 83

Item 16.	FORM 10-K SUMMARY
None.

Page - 84

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	2/22/2021
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	2/22/2021
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	2/22/2021
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer and Senior Vice President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. Patrick Beharelle	2/22/2021	/s/ Steven C. Cooper	2/22/2021
Signature	Date	Signature	Date
A. Patrick Beharelle, Director, President and Chief Executive Officer		Steven C. Cooper, Chairman of the Board

/s/ Colleen B. Brown	2/22/2021	/s/ William C. Goings	2/22/2021
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/22/2021	/s/ Chris Kreidler	2/22/2021
Signature	Date	Signature	Date
Kim Harris Jones, Director		Chris Kreidler, Director

/s/ Jeffrey B. Sakaguchi	2/22/2021	/s/ Bonnie W. Soodik	2/22/2021
Signature	Date	Signature	Date
Jeffrey B. Sakaguchi, Director		Bonnie W. Soodik, Director

/s/ Kristi A. Savacool	2/22/2021
Signature	Date
Kristi A. Savacool, Director

Page - 85