Form 10-Q
period 2021-03-28
TrueBlue, Inc.
filed 2021-04-26
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 12, 2021, there were 35,471,339 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	March 28, 2021	December 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$88,006	$62,507
Accounts receivable, net of allowance of $2,462 and $2,921	260,108	278,343
Prepaid expenses and other current assets	29,436	26,137
Income tax receivable	6,461	11,898
Total current assets	384,011	378,885
Property and equipment, net	76,109	71,734
Restricted cash and investments	231,178	240,534
Deferred income taxes, net	35,058	30,019
Goodwill	94,937	94,873
Intangible assets, net	27,101	28,929
Operating lease right-of-use assets, net	60,101	65,940
Workers’ compensation claims receivable, net	53,547	52,934
Other assets, net	17,395	16,729
Total assets	$979,437	$980,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$48,168	$58,447
Accrued wages and benefits	126,906	122,657
Current portion of workers’ compensation claims reserve	62,005	66,007
Current operating lease liabilities	13,308	13,938
Other current liabilities	8,102	7,918
Total current liabilities	258,489	268,967
Workers’ compensation claims reserve, less current portion	191,989	189,486
Long-term deferred compensation liabilities	26,470	26,361
Long-term operating lease liabilities	53,657	54,797
Other long-term liabilities	3,205	3,776
Total liabilities	533,810	543,387

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,474 and 35,493 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(14,332)	(14,828)
Retained earnings	459,958	452,017
Total shareholders’ equity	445,627	437,190
Total liabilities and shareholders’ equity	$979,437	$980,577
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 28, 2021	March 29, 2020
Revenue from services	$458,706	$494,252
Cost of services	348,132	368,093
Gross profit	110,574	126,159
Selling, general and administrative expense	97,401	117,381
Depreciation and amortization	6,962	9,094
Goodwill and intangible asset impairment charge	—	175,189
Income (loss) from operations	6,211	(175,505)
Interest expense and other income, net	575	263
Income (loss) before tax expense (benefit)	6,786	(175,242)
Income tax benefit	(112)	(24,748)
Net income (loss)	$6,898	$(150,494)

Net income (loss) per common share:
Basic	$0.20	$(4.04)
Diluted	$0.20	$(4.04)

Weighted average shares outstanding:
Basic	34,674	37,255
Diluted	35,066	37,255

Other comprehensive income (loss):
Foreign currency translation adjustment	$496	$(6,625)
Comprehensive income (loss)	$7,394	$(157,119)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 28, 2021	March 29, 2020
Cash flows from operating activities:
Net income (loss)	$6,898	$(150,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,962	9,094
Goodwill and intangible asset impairment charge	—	175,189
Allowance for credit losses	207	3,289
Stock-based compensation	3,343	1,508
Deferred income taxes	(5,002)	(23,432)
Non-cash lease expense	3,920	3,763
Other operating activities	(438)	5,375
Changes in operating assets and liabilities:
Accounts receivable	18,025	45,407
Income tax receivable	4,910	435
Operating lease right-of-use asset	3,501	—
Other assets	(4,578)	5,958
Accounts payable and other accrued expenses	(9,633)	(28,443)
Accrued wages and benefits	4,249	(11,733)
Workers’ compensation claims reserve	(1,499)	(2,163)
Operating lease liabilities	(3,320)	(3,811)
Other liabilities	338	(2,334)
Net cash provided by operating activities	27,883	27,608
Cash flows from investing activities:
Capital expenditures	(10,003)	(7,028)
Purchases of restricted available-for-sale investments	(14)	(1,149)
Sales of restricted available-for-sale investments	452	1,269
Maturities of restricted held-to-maturity investments	6,371	6,168
Net cash used in investing activities	(3,194)	(740)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(52,348)
Net proceeds from employee stock purchase plans	255	323
Common stock repurchases for taxes upon vesting of restricted stock	(2,555)	(1,792)
Net change in revolving credit facility	—	256,400
Other	(94)	(508)
Net cash provided by (used in) financing activities	(2,394)	202,075
Effect of exchange rate changes on cash, cash equivalents and restricted cash	262	(1,738)
Net change in cash, cash equivalents and restricted cash	22,557	227,205
Cash, cash equivalents and restricted cash, beginning of period	118,612	92,371
Cash, cash equivalents and restricted cash, end of period	$141,169	$319,576
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$477	$394
Income taxes	(20)	(1,751)
Operating lease liabilities	4,142	4,440
Non-cash transactions:
Property and equipment purchased but not yet paid	702	322
Right-of-use assets obtained in exchange for new operating lease liabilities	1,453	2,422
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. Therefore, our accounting estimates and assumptions might change materially in future periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. The results of operations for the thirteen weeks ended March 28, 2021 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Reclassifications
Certain previously reported immaterial prior year amounts have been reclassified within current liabilities on our Consolidated Balance Sheets to conform to current year presentation.
Recently adopted accounting standards
There were no new accounting pronouncements adopted during the period that had an impact on our financial statements.
Recently issued accounting pronouncements not yet adopted
There are no accounting pronouncements which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 28, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$88,006	$88,006	$—	$—
Restricted cash and cash equivalents	53,163	53,163	—	—
Cash, cash equivalents and restricted cash (1)	$141,169	$141,169	$—	$—

Municipal debt securities	$68,720	$—	$68,720	$—
Corporate debt securities	79,754	—	79,754	—
Agency mortgage-backed securities	365	—	365	—
U.S. government and agency securities	1,097	—	1,097	—
Restricted investments classified as held-to-maturity (2)	$149,936	$—	$149,936	$—

Deferred compensation investments (3)	$5,821	$5,821	$—	$—

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$62,507	$62,507	$—	$—
Restricted cash and cash equivalents	56,105	56,105	—	—
Cash, cash equivalents and restricted cash (1)	$118,612	$118,612	$—	$—

Municipal debt securities	$70,723	$—	$70,723	$—
Corporate debt securities	85,937	—	85,937	—
Agency mortgage-backed securities	512	—	512	—
U.S. government and agency securities	1,124	—	1,124	—
Restricted investments classified as held-to-maturity (2)	$158,296	$—	$158,296	$—

Deferred compensation investments (3)	$5,915	$5,915	$—	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
(3)Deferred compensation investments consist of mutual funds and money market funds. Refer to Note 3: Restricted Cash and Investments for additional details on these investments.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	March 28, 2021	December 27, 2020
Cash collateral held by insurance carriers	$26,745	$26,025
Cash and cash equivalents held in Trust	25,586	29,410
Investments held in Trust	145,244	152,247
Deferred compensation investments	5,821	5,915
Company owned life insurance policies	26,950	26,267
Other restricted cash and cash equivalents	832	670
Total restricted cash and investments	$231,178	$240,534
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of March 28, 2021 and December 27, 2020, were as follows:

	March 28, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$65,840	$2,880	$—	$68,720
Corporate debt securities	78,056	1,974	(276)	79,754
Agency mortgage-backed securities	351	14	—	365
U.S. government and agency securities	997	100	—	1,097
Total held-to-maturity investments	$145,244	$4,968	$(276)	$149,936

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$67,287	$3,436	$—	$70,723
Corporate debt securities	83,467	2,511	(41)	85,937
Agency mortgage-backed securities	493	19	—	512
U.S. government and agency securities	1,000	124	—	1,124
Total held-to-maturity investments	$152,247	$6,090	$(41)	$158,296
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 28, 2021
(in thousands)	Amortized cost	Fair value
Due in one year or less	$22,519	$22,675
Due after one year through five years	109,541	113,285
Due after five years through ten years	13,184	13,976
Total held-to-maturity investments	$145,244	$149,936
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company owned life insurance policies
We hold mutual funds, money market funds and company owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to these investments still held at March 28, 2021 and March 29, 2020, included in selling general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended
(in thousands)	March 28, 2021	March 29, 2020
Unrealized gains (losses)	$877	$(4,841)
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance
The activity related to the allowance for accounts receivable was as follows:

	Thirteen weeks ended
(in thousands)	March 28, 2021	March 29, 2020
Beginning balance	$2,921	$4,288
Cumulative-effect adjustment (1)	—	524
Current period provision	207	3,289
Write-offs	(669)	(1,699)
Foreign currency translation	3	(23)
Ending balance	$2,462	$6,379
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our account receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other current assets

(in thousands)	March 28, 2021	December 27, 2020
Prepaid software agreements	$9,637	$8,643
Other prepaid expenses	9,105	8,631
Other current assets	10,694	8,863
Prepaid expenses and other current assets	$29,436	$26,137

Accrued wages and benefits

(in thousands)	March 28, 2021	December 27, 2020
Deferred employer payroll tax	$58,230	$55,420
Other accrued wages and benefits	68,676	67,237
Accrued wages and benefits	$126,906	$122,657
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act, which among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 outbreak. Additionally, we were allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. We anticipate the deferred amount will be paid by September 15, 2021.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.7% and 1.8% at March 28, 2021 and December 27, 2020, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of March 28, 2021.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 28, 2021	December 27, 2020
Undiscounted workers’ compensation reserve	$271,593	$273,502
Less discount on workers’ compensation reserve	17,599	18,009
Workers’ compensation reserve, net of discount	253,994	255,493
Less current portion	62,005	66,007
Long-term portion	$191,989	$189,486
Payments made against self-insured claims were $11.2 million and $14.6 million for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 28, 2021 and December 27, 2020, the weighted average rate was 1.2% and 1.3%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $54.6 million and $54.0 million, and the corresponding gross receivable for the insurance on excess claims was $53.6 million and $52.9 million as of March 28, 2021 and December 27, 2020, respectively.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $10.1 million and $14.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 28, 2021 and March 29, 2020, respectively.
NOTE 6:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 28, 2021	December 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$22,434	$22,253
Cash and cash equivalents held in Trust	25,586	29,410
Investments held in Trust	145,244	152,247
Letters of credit (1)	6,095	6,095
Surety bonds (2)	20,831	20,616
Total collateral commitments	$220,190	$230,621
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
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated. The amounts recorded are immaterial and resolution of those proceedings are not expected to have a material effect on our results of operations, financial condition nor cash flows.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 28, 2021	March 29, 2020
Common stock shares
Beginning balance	35,493	38,593
Purchases and retirement of common stock	—	(2,930)
Net issuance under equity plans, including tax benefits	(23)	415
Stock-based compensation	4	50
Ending balance	35,474	36,128
Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1
Retained earnings
Beginning balance	452,017	639,210
Net income (loss)	6,898	(150,494)
Purchases and retirement of common stock (1)	—	(52,346)
Net issuance under equity plans, including tax benefits	(2,300)	(1,471)
Stock-based compensation	3,343	1,507
Change in accounting standard cumulative-effect adjustment (2)	—	(602)
Ending balance	459,958	435,804
Accumulated other comprehensive loss
Beginning balance, net of tax	(14,828)	(13,238)
Foreign currency translation adjustment	496	(6,625)
Ending balance, net of tax	(14,332)	(19,863)
Total shareholders’ equity ending balance	$445,627	$415,942
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
NOTE 8:    INCOME TAXES
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Our effective tax rate benefit for the thirteen weeks ended March 28, 2021 was 1.7%. The difference between the statutory federal income tax rate of 21% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible and non-taxable items, and tax effects of stock-based compensation.
NOTE 9:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 28, 2021	March 29, 2020
Net income (loss)	$6,898	$(150,494)

Weighted average number of common shares used in basic net income (loss) per common share	34,674	37,255
Dilutive effect of non-vested restricted stock	392	—
Weighted average number of common shares used in diluted net income (loss) per common share	35,066	37,255

Net income (loss) per common share:
Basic	$0.20	$(4.04)
Diluted	$0.20	$(4.04)

Anti-dilutive shares	345	602
NOTE 10:    SEGMENT INFORMATION
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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Thirteen weeks ended
(in thousands)	March 28, 2021	March 29, 2020
Revenue from services:
Contingent staffing
PeopleReady	$260,392	$299,294
PeopleManagement	151,754	141,614
Human resource outsourcing
PeopleScout	46,560	53,344
Total company	$458,706	$494,252
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended
(in thousands)	March 28, 2021	March 29, 2020
Segment profit (loss):
PeopleReady	$11,860	$7,655
PeopleManagement	3,116	(314)
PeopleScout	4,037	2,508
Total segment profit	19,013	9,849
Corporate unallocated	(5,619)	(5,209)
Work Opportunity Tax Credit processing fees	(135)	(135)
Amortization of software as a service assets	(673)	(552)
Goodwill and intangible asset impairment charge	—	(175,189)
Workforce reduction costs	(70)	(1,308)
COVID-19 government subsidies, net	1,743	—
Other benefits (costs)	(1,086)	6,133
Depreciation and amortization	(6,962)	(9,094)
Income (loss) from operations	6,211	(175,505)
Interest expense and other income, net	575	263
Income (loss) before tax expense (benefit)	$6,786	$(175,242)
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, the impact of and our ongoing response to COVID-19, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Management’s Discussion and Analysis of Financial Condition and results of Operations” (Part I, Item 2 of this Form 10-Q),“Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients achieve business growth and improve productivity . Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout. Our PeopleReady segment offers on-demand, industrial staffing; our PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services; and our PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions. See Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our operating segments and reportable segments.
The COVID-19 pandemic
Since early 2020, the coronavirus (“COVID-19”) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused significant economic disruptions globally. Throughout the pandemic, our business has remained open and we have continued to provide key services to essential businesses and other businesses as COVID-19 restrictions were lifted. Nevertheless, the preventative measures and individual precautions taken to help curb the spread of COVID-19, and the resulting negative impact on economic activity, continue to have an adverse impact on client demand for our services, availability of qualified associates and our business results. In early 2020, we implemented comprehensive measures across our businesses to keep our associates, employees and clients healthy and safe. We remain committed to prioritizing the health and well-being of our associates, employees and clients. Our employees and management team have successfully operated the business with our work-from-home arrangements. We have no plans to return to our support center offices prior to the Fall of 2021. Thereafter, the timing and phased reentry plans will vary by location and employee.
In December 2020, two COVID-19 vaccines were approved for emergency use by the Food and Drug Administration to be administered in the United States (“U.S.”) and since then an additional vaccine has been approved. While initial quantities of the vaccines were limited, the speed of vaccinations throughout the first quarter exceeded initial governmental targets. While the ongoing effects of the COVID-19 pandemic continue to negatively impact our results and year-over-year comparisons, we are seeing improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, such as travel and leisure, as well as encouraging new business wins. In addition, our focus on efficiently managing costs while ensuring we continue to invest in digital strategies and sales resources has allowed us to accelerate our strategic priorities and emerge stronger as the economy begins to shift back to growth.
Our strong balance sheet and operational flexibility have helped us successfully manage through the ongoing impacts of the COVID-19 pandemic to date while protecting our cash flow and liquidity. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and will assess the potential impact on our business and financial position. We expect that the pandemic will continue to have an adverse effect on our results, although the magnitude, duration and full effects of the pandemic are difficult to predict at this time. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Page - 14

MANAGEMENT’S DISCUSSION AND ANALYSIS

First quarter of 2021 highlights
Revenue from services
Total company revenue declined 7.2% to $458.7 million for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. The decline was due to reduced client demand for our services primarily associated with the continued negative impact of the COVID-19 pandemic. Revenue trends have improved compared to the fiscal fourth quarter of 2020, which had revenue declines of 12.3%, compared to the same period in the prior year. This improvement is primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new business wins.
PeopleReady, our largest segment, experienced a revenue decline of 13.0% for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. PeopleReady provides a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady has seen improved demand for contingent labor, but the supply of workers is a challenge in certain markets, which we believe is temporarily impacted by stimulus checks and elevated federal unemployment benefits, which are set to expire on September 6, 2021. PeopleManagement, our lowest margin segment, experienced revenue growth of 7.2% for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. PeopleManagement supplies an outsourced workforce that involves multi-year, multi-million dollar on-site and driver relationships. These types of client engagements are often more resilient in an economic downturn. PeopleScout, our highest margin segment, experienced a revenue decline of 12.7% for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. PeopleScout has a large number of clients in industries that were disproportionately impacted by COVID-19 and, while volumes are improving, these industries continued to be disproportionately impacted by COVID-19 during the fiscal first quarter of 2021.
Gross profit margin
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 28, 2021 decreased by 140 basis points to 24.1%, compared to 25.5% for the same period in the prior year. Our staffing businesses contributed 150 basis points of compression, with 130 basis points from a non-recurring benefit in the prior year related to a reduction in expected costs to comply with the Affordable Care Act. The remaining 20 basis points of compression from our staffing business was driven by a 90 basis point compression due to the differential between amounts billed to clients and paid to associates (“bill pay spreads”), offset by a benefit of 70 basis points due to lower workers’ compensation expense as a result of a reduction to reserves largely associated with favorable patterns in claim development. Our PeopleScout business helped offset overall margin compression with an approximate 10 basis point expansion.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense decreased by $20.0 million to $97.4 million, or 21.2% of revenue for the thirteen weeks ended March 28, 2021, compared to $117.4 million, or 23.7% of revenue for the same period in the prior year. We took steps during fiscal 2020 to reduce SG&A expense while preserving our operational strengths, to ensure the business is well-positioned for growth as economic conditions improve. The decrease in SG&A expense benefited from $1.4 million of employee retention subsidies made available under the temporary Canada Emergency Wage Subsidy during the thirteen weeks ended March 28, 2021.
Income from operations
Total company income from operations was $6.2 million for the thirteen weeks ended March 28, 2021, compared to a loss from operations of $175.5 million for the same period in the prior year. The increase in income from operations was primarily due to a goodwill and intangible asset impairment charge of $175.2 million recorded in the fiscal first quarter of 2020. The charge was a result of the adverse impact on expected future cash flows related to the state of the economy at the time and the expected impact of COVID-19 on our business. The remaining increase was driven by improving revenue trends led by improving industry performance, including those disproportionately impacted by COVID-19, a series of new client wins, and disciplined cost management.
Net income
Net income was $6.9 million, or $0.20 per diluted share for the thirteen weeks ended March 28, 2021, compared to a net loss of $150.5 million, or $4.04 per diluted share, which included a non-cash impairment charge of $151.9 million, net of tax, for the same period in the prior year. Net income for the thirteen weeks ended March 28, 2021 includes a nominal income tax benefit as a result of the federal Work Opportunity Tax Credit (“WOTC”) more than offsetting income tax expense. This resulted in an effective tax rate benefit of 1.7% for the period. WOTC is designed to encourage employers to hire associates from certain

Page - 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

targeted groups with higher than average unemployment rates. The net loss for the thirteen weeks ended March 29, 2020 included an income tax benefit of $24.7 million, $21.8 million of which was due to the goodwill and intangible asset impairment, resulting in an effective tax rate benefit of 14.1%.
Additional highlights
We continue to focus on capital management. As of March 28, 2021, we are in a strong financial position with cash and cash equivalents of $88.0 million, no outstanding debt and $150.0 million available under the most restrictive covenant of our Revolving Credit Facility for total liquidity of $238.0 million.
RESULTS OF OPERATIONS
We report our business as three reportable segments described below and in Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.
•PeopleReady provides access to qualified associates through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail and hospitality. As of December 27, 2020, we had a network of 629 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our industry-leading mobile app, JobStackTM, which connects people with work 24/7. This creates a virtual exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates, as we embrace a digital future.
•PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility. We provide scalable solutions to meet the volume requirements of labor-intensive manufacturing, distribution and fulfillment facilities. Our dedicated service teams work closely with on-site management as an integral part of the production and logistics process, managing all or a subset of the contingent labor for a facility or operational function. Our on-site staffing solutions provide large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total workforce cost, increase safety and compliance, improve retention, create greater volume flexibility, and enhance strategic decision-making through robust reporting and analytics. Our On-Site business includes our Staff Management | SMX and SIMOS Insourcing Solutions branded service offerings, which provide hourly and productivity-based (cost per unit) pricing options for industrial staffing solutions. Client contracts are generally multi-year in duration. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type, and degree of recruiting difficulty.
PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline delivers drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs, ensure compliance, and deliver improved service.
•PeopleScout offers RPO and MSP solutions to a wide variety of industries and geographies, primarily in the U.S., Canada, the United Kingdom and Australia. PeopleScout provides RPO services that manage talent solutions spanning the global economy and talent advisory capabilities supporting total workforce needs. We are recognized as an industry leader for RPO services. Our solution is highly scalable and flexible, which allows for outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and talent consulting fees.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Total company results

The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	Mar 28, 2021	% of revenue	Mar 29, 2020	% of revenue
Revenue from services	$458,706		$494,252

Gross profit	$110,574	24.1%	$126,159	25.5%
Selling, general and administrative expense	97,401	21.2	117,381	23.7
Depreciation and amortization	6,962	1.5	9,094	1.8
Goodwill and intangible asset impairment charge	—		175,189
Income (loss) from operations	6,211	1.4%	(175,505)	(35.5)%
Interest expense and other income, net	575		263
Income (loss) before tax expense (benefit)	6,786		(175,242)
Income tax benefit	(112)		(24,748)
Net income (loss)	$6,898	1.5%	$(150,494)	(30.4)%

Net income (loss) per diluted share	$0.20		$(4.04)
Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Growth (decline) %	Segment % of total	Mar 29, 2020	Segment % of total
Revenue from services:
PeopleReady	$260,392	(13.0)%	56.8%	$299,294	60.5%
PeopleManagement	151,754	7.2	33.1	141,614	28.7
PeopleScout	46,560	(12.7)	10.1	53,344	10.8
Total company	$458,706	(7.2)%	100.0%	$494,252	100.0%
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
Total company revenue declined 7.2% to $458.7 million for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. The decline was due to reduced client demand primarily associated with the continued negative impact of the COVID-19 pandemic. Revenue trends have improved compared to the fiscal fourth quarter of 2020, which had revenue declines of 12.3%, compared to the same period in the prior year. This improvement is driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as encouraging new business wins.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady
PeopleReady revenue declined to $260.4 million for the thirteen weeks ended March 28, 2021, a 13.0% decrease compared to the same period in the prior year. The decline was due to reduced client demand primarily associated with the continued negative impact of the COVID-19 pandemic. Revenue trends have improved compared to the fiscal fourth quarter of 2020, which had revenue declines of 18.5%, compared to the same period in the prior year. PeopleReady experienced intra-quarter revenue trend improvement in the fiscal first quarter of 2021 as revenue declined 3.1% in March compared to 18.3% in January, compared to the same periods in the prior year. PeopleReady provides a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady has seen improved demand for contingent labor, but the supply of workers is a challenge in certain markets, which we believe is temporarily impacted by stimulus checks and elevated federal unemployment benefits, which are set to expire on September 6, 2021.
We believe the revenue decline was moderated by the use of our industry-leading JobStack mobile app that digitally connects workers with jobs. During the first quarter of 2021, PeopleReady dispatched approximately 716,000 shifts via JobStack and achieved a digital fill rate of 58%, an improvement of seven percentage points compared to the same period in the prior year. JobStack had approximately 26,500 client users as of March 28, 2021, or an increase of 13% compared to March 29, 2020. We are focused on encouraging clients to become JobStack heavy client users, which we define as clients with 50 or more touches on JobStack per month. Heavy client users have consistently posted better year-over-year growth rates compared to other PeopleReady clients. Our heavy client user mix increased from 20% of PeopleReady’s business in the fiscal first quarter of 2020 to 31% in the fiscal first quarter of 2021.
PeopleManagement
PeopleManagement revenue grew to $151.8 million for the thirteen weeks ended March 28, 2021, a 7.2% increase compared to the same period in the prior year. PeopleManagement supplies an outsourced workforce that involves multi-year, multi-million dollar on-site or driver relationships. These types of client engagements are often more resilient in an economic downturn. Revenue trends have improved compared to the fiscal fourth quarter of 2020, which had revenue growth of 4.6%, compared to the same period in the prior year. PeopleManagement experienced intra-quarter revenue trend improvement in the fiscal first quarter of 2021 as revenue grew 15% in March compared to 5% in January, compared to the same periods in the prior year. This improvement in the first quarter was broad-based across most of the industries we serve.
PeopleScout
PeopleScout revenue declined to $46.6 million for the thirteen weeks ended March 28, 2021, a 12.7% decrease compared to the same period in the prior year. The revenue decline was primarily due to reduced demand from existing clients resulting from the economic disruption caused by the impact of COVID-19. PeopleScout clients in the travel and leisure industries were especially impacted. These clients, which represented approximately 24% of the client mix in the prior year, were disproportionately impacted resulting in a 44% decrease in revenue from these clients compared to the same period in the prior year. Revenue trends for the business as a whole have improved compared to the fiscal fourth quarter of 2020, which had revenue declines of 23.8%, compared to the same period in the prior year. PeopleScout experienced intra-quarter revenue trend improvement in the fiscal first quarter of 2021 as revenue grew 4% in March compared to a decline of 25% in January, compared to the same periods in the prior year. This improvement is driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as encouraging new business wins.
Gross profit margin
Gross profit was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Gross profit	$110,574	$126,159
Percentage of revenue	24.1%	25.5%
Gross profit as a percentage of revenue declined to 24.1%, or 140 basis points for the thirteen weeks ended March 28, 2021, compared to 25.5% for the same period in the prior year. Our staffing businesses contributed 150 basis points of compression, with 130 basis points from a non-recurring benefit in the prior year related to a reduction in expected costs to comply with the Affordable Care Act. The remaining 20 basis points of compression from our staffing business was driven by a 90 basis point compression due to bill pay spreads, offset by a benefit of 70 basis points due to lower workers compensation expense as a result of a reduction to reserves largely associated with favorable patterns in claim development. Our PeopleScout business helped offset overall margin compression with an approximately 10 basis point expansion.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

SG&A expense
SG&A expense was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Selling, general and administrative expense	$97,401	$117,381
Percentage of revenue	21.2%	23.7%
Total company SG&A expense decreased by $20.0 million, or 17.0% for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. We took steps during fiscal 2020 to reduce SG&A expense while preserving our operational strengths, to ensure the business is well-positioned for growth as economic conditions improve. The decrease in SG&A expense benefited from $1.4 million of employee retention subsidies made available under the temporary Canada Emergency Wage Subsidy during the thirteen weeks ended March 28, 2021. Our focus on efficiently managing costs while ensuring we continue to invest in sales resources and digital strategies have allowed us to accelerate our strategic priorities and emerge stronger as the economy begins to shift back to growth.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Depreciation and amortization	$6,962	$9,094
Percentage of revenue	1.5%	1.8%
Depreciation and amortization decreased for the thirteen weeks ended March 28, 2021 compared to the same period in the prior year primarily due to the impairment to our acquired client relationships intangible assets of $34.7 million in the first quarter of 2020, which resulted in a decline in amortization expense.
Goodwill and intangible asset impairment charge
Goodwill and intangible asset impairment charge was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Goodwill and intangible asset impairment charge	$—	$175,189
As a result of the decrease in demand for our services primarily due to the economic impact caused by COVID-19, we lowered our future expectations, which was the primary trigger of an impairment of our goodwill and acquired client relationships intangible assets recorded in the thirteen weeks ended March 29, 2020. As a result of our interim impairment test in the first quarter of 2020, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million. The total goodwill carrying value of $45.9 million for PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units was $34.7 million.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Income tax benefit	$(112)	$(24,748)
Effective income tax rate	(1.7)%	14.1%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income and loss. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021%		Mar 29, 2020%
Income (loss) before tax expense (benefit)	$6,786		$(175,242)

Federal income tax expense (benefit) at statutory rate	$1,425	21.0%	$(36,801)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	288	4.2	(6,776)	3.9
Non-deductible goodwill impairment charge	—	—	21,849	(12.5)
CARES Act impact	136	2.0	(2,108)	1.2
WOTC and other tax credits, net	(2,737)	(40.3)	(79)	—
Non-deductible and non-taxable items	133	2.0	—	—
Stock-based compensation shortfall	291	4.3	765	(0.4)
Foreign taxes and other, net	352	5.1	(1,598)	0.9
Income tax benefit	$(112)	(1.7)%	$(24,748)	14.1%
Significant fluctuations in our effective rate for the thirteen weeks ended March 28, 2021 are primarily due to WOTC hiring credits. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible and non-taxable items, and tax effects of stock-based compensation. The tax benefit of $24.7 million for the thirteen weeks ended March 29, 2020 was primarily the result of a non-deductible goodwill and intangible asset impairment charge.
WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring credits if credits certified by government offices differ from original estimates. WOTC has been approved through the end of 2025.
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
Segment profit should not be considered a measure of financial performance in isolation nor as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Revenue from services	$260,392	$299,294
Segment profit	11,860	7,655
Percentage of revenue	4.6%	2.6%
PeopleReady segment profit grew $4.2 million for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. The growth was primarily due to cost reductions outpacing revenue declines. Revenue declines were primarily due to less demand from existing clients resulting from economic disruption caused by COVID-19 and pressure on our fill rates from stimulus benefits available to associates.
We believe our segment profit benefited by the strategic use of our industry-leading JobStack mobile app that digitally connects workers with jobs. JobStack is helping us safely connect people with work.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Revenue from services	$151,754	$141,614
Segment profit	3,116	(314)
Percentage of revenue	2.1%	(0.2)%
PeopleManagement segment profit grew $3.4 million for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. The growth was primarily due to improving client volumes, increased client wins and a consistent focus on cost management.
PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 28, 2021	Mar 29, 2020
Revenue from services	$46,560	$53,344
Segment profit	4,037	2,508
Percentage of revenue	8.7%	4.7%
PeopleScout segment profit grew $1.5 million for the thirteen weeks ended March 28, 2021, compared to the same period in the prior year. The growth was primarily due to cost reductions outpacing revenue declines, which were primarily due to less demand from existing clients resulting from economic disruption caused by COVID-19.
FUTURE OUTLOOK
The global economy and our business have been dramatically affected by COVID-19. There are no reliable estimates of how long the pandemic will last, how many people will be affected, nor how rapidly people will be vaccinated. For that reason, it is difficult to predict the short- and long-term impacts of the pandemic on our business at this time. Due to the uncertainty surrounding COVID-19 and its impact on the business environment, we have limited visibility into our financial condition, results of operations or cash flows in the future. However, we are providing the following future operating outlook for the second quarter and full year of fiscal 2021.
•We expect sequential revenue growth for the second quarter of 2021 to return to a pre-pandemic seasonal improvement of between 7% and 12%.
•We anticipate gross margin expansion to be between 180 and 220 basis points in the second quarter of 2021 driven by favorable bill pay spreads in our staffing businesses as well as favorable workers’ compensation costs, compared to the same period in the prior year. For fiscal 2021, we anticipate gross margin expansion to be between 40 and 100 basis points, compared to the prior year. This improvement is expected to be driven by a bounce back in economic growth in the second half of 2021 when we anticipate modest gross margin expansion in our PeopleScout business due to the operating leverage associated with its cost of sales, and, to a lesser extent, gross margin expansion in our staffing businesses from improving bill pay spreads as the economy recovers and demand for human capital increases.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

•We anticipate SG&A expense to be between $108 million and $112 million in the second quarter of 2021 and between $446 million and $454 million for fiscal 2021. We anniversary the majority of our cost reduction actions in April of 2021. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth. We are also in the early stages of implementing pilot projects to further reduce the costs of our PeopleReady branch network through a greater use of technology, centralizing work activities, and repurposing of job roles, while maintaining the strength of our geographic footprint. These pilots will occur throughout 2021, and if successful, will lead to additional efficiencies in 2022.
•We believe the additional government spending on infrastructure projects in the American Jobs Plan, as proposed by the Biden administration, may generate additional demand for industrial staffing businesses especially within the construction, energy and transportation industries.
LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

	Thirteen weeks ended
(in thousands)	Mar 28, 2021	Mar 29, 2020
Net income (loss)	$6,898	$(150,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,962	9,094
Goodwill and intangible asset impairment charge	—	175,189
Allowance for credit losses	207	3,289
Non-cash lease expense, net of changes in operating lease liabilities	600	(48)
Stock-based compensation	3,343	1,508
Deferred income taxes	(5,002)	(23,432)
Other operating activities	(438)	5,375
Changes in operating assets and liabilities:
Accounts receivable	18,025	45,407
Accounts payable and other accrued expenses	(9,633)	(28,443)
Accrued wages and benefits	4,249	(11,733)
Income tax receivable	4,910	435
Operating lease right-of-use asset	3,501	—
Other assets	(4,578)	5,958
Workers’ compensation claims reserve	(1,499)	(2,163)
Other liabilities	338	(2,334)
Net cash provided by operating activities	$27,883	$27,608
Cash flows from operating activities
Net cash provided by operating activities increased to $27.9 million for the thirteen weeks ended March 28, 2021, compared to $27.6 million for the same period in the prior year.
Changes to adjustments to reconcile net income to net cash provided by operating activities for the thirteen weeks ended March 28, 2021 were primarily due to:
•Depreciation and amortization decreased primarily due to an impairment in amortizable intangible assets of $34.7 million in the first quarter of 2020.
•The allowance for credit losses on accounts receivable decreased primarily due to lower reserves as collection efforts improved for past due receivable balances. Bad debt expense as a percent of revenue decreased to 0.05% for the thirteen weeks ended March 28, 2021, from 0.67% for the same period in the prior year.
•Deferred income taxes decreased relative to the prior year due to the $23.3 million discrete tax benefit resulting from goodwill and intangible asset impairments in the first quarter of 2020.
•The decrease in other operating activities is primarily due to $4.8 million in unrealized losses on deferred compensation assets in the prior year due to sharp declines in global equity investments.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes to operating assets and liabilities for the thirteen weeks ended March 28, 2021 were primarily due to:
•Cash provided by accounts receivable of $18.0 million was due to a seasonal revenue decline from the fourth quarter of 2020, resulting in a significant decrease in accounts receivable. This decrease was partially offset by an increase in our days sales outstanding by 2.6 days during the thirteen weeks ended March 28, 2021, primarily due to a higher percentage of receivables with longer payment terms.
•Cash used for accounts payable and accrued expenses of $9.6 million was primarily due to seasonable deleveraging offset by more favorable payment terms negotiated with our vendors as part of our focus on capital management. Demand is lower during the first quarter, due in part to limitations in outside work during the winter months and slowdowns in manufacturing and logistics after the holiday season.
•Cash provided by accrued wages and benefits of $4.2 million was primarily due to timing of payroll tax payments.
•Cash provided by operating lease right-of-use asset of $3.5 million represents the amount of build-out costs incurred for our Chicago support center that has been reimbursed by our landlord during the thirteen weeks ended March 28, 2021.
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
Cash flows from investing activities

	Thirteen weeks ended
(in thousands)	Mar 28, 2021	Mar 29, 2020
Capital expenditures	$(10,003)	$(7,028)
Purchases and sales of restricted investments	6,809	6,288
Net cash used in investing activities	$(3,194)	$(740)
Net cash used in investing activities was $3.2 million for the thirteen weeks ended March 28, 2021, compared to $0.7 million for the same period in the prior year.
Capital expenditures include build-out costs for our Chicago support center of $3.7 million, as well as our continued investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile apps to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include our JobStack mobile app in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.
Restricted investments consist of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs, as well as collateral to support the deferred compensation plan.
Cash flows from financing activities

	Thirteen weeks ended
(in thousands)	Mar 28, 2021	Mar 29, 2020
Purchases and retirement of common stock	$—	$(52,348)
Net proceeds from employee stock purchase plans	255	323
Common stock repurchases for taxes upon vesting of restricted stock	(2,555)	(1,792)
Net change in revolving credit facility	—	256,400
Other	(94)	(508)
Net cash provided by (used in) financing activities	$(2,394)	$202,075
Net cash used in financing activities was $2.4 million for the thirteen weeks ended March 28, 2021, compared to $202.1 million for the same period in the prior year.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net cash provided by financing activities for the thirteen weeks ended March 29, 2020 was due to our draw down on our revolving credit agreement (“Revolving Credit Facility”).
During the thirteen weeks ended March 29, 2020, we repurchased $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market for a total of $52.4 million of common stock.
CAPITAL RESOURCES
Revolving credit facility
Under our Revolving Credit Facility, which matures on March 16, 2025, we have the ability to increase our borrowing from $300 million up to $450 million, subject to bank approval.
The following financial covenants, as defined in the second and third amendments to our credit agreement, are currently in effect through the second quarter of 2021:
•Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50 million, subject to certain minimums. As of March 28, 2021, our asset coverage ratio was 25.6.
•Liquidity greater than $150 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of March 28, 2021, our liquidity was $381.9 million.
•EBITDA, as defined in the amended credit agreement, greater than $12 million for the trailing three quarters ending Q1 2021 and greater than $15 million for the trailing four quarters ending Q2 2021. As of March 28, 2021, EBITDA for the trailing three and four quarters was $62.8 million and $53.1 million, respectively.
The following financial covenants, as defined in the second amendment to our credit agreement, will be in effect starting the third quarter of 2021 and thereafter:
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

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	Mar 28, 2021	Dec 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$22,434	$22,253
Cash and cash equivalents held in Trust	25,586	29,410
Investments held in Trust	145,244	152,247
Letters of credit	6,095	6,095
Surety bonds (1)	20,831	20,616
Total collateral commitments	$220,190	$230,621

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
At March 28, 2021, we had restricted cash and investments totaling $231.2 million. Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. The majority of our collateral obligations are held in a Trust. See Note 4: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our restricted cash and investments. We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	Mar 28, 2021	Dec 27, 2020
Total workers’ compensation reserve	$253,994	$255,493
Add back discount on workers’ compensation reserve (1)	17,599	18,009
Less excess claims reserve (2)	(54,632)	(54,019)
Reimbursable payments to insurance provider (3)	3,599	6,373
Other (4)	(370)	4,765
Total collateral commitments	$220,190	$230,621
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

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Our workers’ compensation claims reserve for claims below the deductible limit is discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At March 28, 2021, the weighted average discount rate was 1.7%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At March 28, 2021, the weighted average rate was 1.2%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $54.6 million and $54.0 million, as of March 28, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $53.6 million and $53.0 million as of March 28, 2021 and December 27, 2020, respectively
We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to frequency and severity of accident rates diminishes.
FUTURE OUTLOOK
We are providing the following future liquidity and capital resources outlook for the second quarter and full year of fiscal 2021:
•Capital expenditures for the second quarter of 2021 will be approximately $14 million and between $37 million to $41 million for fiscal 2021. This includes build-out costs planned for our Chicago support center of approximately $6 million for the second quarter of 2021 and $10 million for fiscal 2021, of which $8 million will be reimbursed by our landlord with $3 million of the reimbursements expected in the second quarter. The reimbursements from our landlord will be reflected in operating cash flows. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates in our staffing businesses as well as RPO candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.
•We expect our Revolving Credit Facility and strong financial position to provide ample liquidity. At March 28, 2021, we had no debt outstanding on our Revolving Credit Facility leaving $294 million unused under the Revolving Credit Facility, resulting in $150 million available for additional borrowings based on our most restrictive covenant. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
•We generated a cash flow benefit from delayed payroll tax payments under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) of $60 million. We plan to take advantage of favorable net operating loss carryback provisions in the CARES Act by repaying this benefit in the third quarter of 2021.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

•Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics, including from the impact of COVID-19.
•As of March 28, 2021, $67 million remains available for repurchase of common stock under existing authorizations. We have historically returned capital to shareholders through stock repurchases. We may repurchase additional shares when economic conditions improve. However, the second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021.
•We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the next 12 months.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020.

Item 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal first quarter of 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of March 28, 2021.
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
Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020 should be considered in evaluating our future prospects. If any of the events described below occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
RISKS RELATED TO OUR COMPANY’S OPERATIONS
COVID-19, governmental reactions to COVID-19, and the resulting adverse economic conditions have negatively impacted our business and will have a continued material adverse impact on our business, financial condition, liquidity, and results of operations.
COVID-19’s negative impacts on the global economy and related governmental responses have been wide-ranging and multi-faceted. These impacts caused rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions, sharp downturns in business activity, price volatility in equity markets, and concern that credit markets and companies will not remain liquid.
COVID-19 caused significant negative impacts on our operations and stock price. Our revenues declined substantially beginning in the second half of March 2020 because of COVID-19 and may remain suppressed while economic conditions return to pre-pandemic levels. The operations of our clients have been severely disrupted, and could remain depressed, thereby increasing the likelihood that our clients continue to delay new contracts or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether. The rapid increase in unemployment has made it easier for clients to find new staff, reducing the demand for our services. In response to these adverse conditions we have taken steps to reduce our expenses and cash outflows. These reductions in expenses, including layoffs, could reduce our ability to take advantage of opportunities in the future as economic conditions improve. Further deterioration in economic conditions, as a result of COVID-19 or otherwise, will lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19, including any variants, adversely impacts our business depends on future developments of the pandemic and related governmental responses, such as the efficacy, distribution, and adoption of the COVID-19 vaccines, which are both uncertain and unpredictable. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot guarantee that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.
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

Page - 28

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
Our temporary staffing services employ associates for which we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. The majority of our collateral is held in trust by a third party for the payment of these claims. The loss or decline in the value of our collateral could require us to seek additional sources of capital to pay our workers’ compensation claims. As our business grows or financial results deteriorate, we have seen the amount of collateral required increase and the timing of providing collateral accelerate, which could occur again in the future. Resources to meet these requirements may not be available. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment and other liabilities arising from the actions of our clients and associates. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements.
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
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate

Page - 29

their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 has caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients and industries, such as construction or travel and leisure, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. The impact of COVID-19 may adversely impact our clients’ ability to pay for our services. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations, and financial infrastructure. For example, we combined some of our operating segments earlier in the year. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
New business initiatives may cause us to incur additional expenditures and have an adverse effect on our business.
We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we are making significant investments to advance our technology, and we cannot be sure that those initiatives will be successful or that we will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
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

Page - 30

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
As future debt levels increase, it could have significant consequences for the operation of our business including requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisitions; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and international government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and

Page - 31

financial results. Increases or changes in government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
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
Cybersecurity vulnerabilities and incidents could lead to the improper disclosure of information about our clients, candidates, associates, and employees.
Our business requires the use, processing, and storage of confidential information about applicants, candidates, associates, other employees and clients. We use information technology and other computer resources to carry out operational and support activities and maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, associates, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
Our systems and networks are vulnerable to computer viruses, malware, hackers and other security issues, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users, and coordinated denial-of-services attacks. We have experienced cybersecurity incidents and attacks which have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cybersecurity will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we do not adequately protect the privacy of information could harm our relationship with clients and employees.

Page - 32

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
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, we may not achieve our goal of revenue and profitability growth, which could negatively impact financial results.
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

Page - 34

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
The market price for our common stock has been and may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including those caused by COVID-19; social unrest; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments; and any major change in our Board or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.

Page - 35

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 28, 2021.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
12/28/2020 through 01/24/2021	4,724	$18.32	—	$66.7 million
01/25/2021 through 02/21/2021	121,317	$19.75	—	$66.7 million
02/22/2021 through 03/28/2021	3,425	$20.60	—	$66.7 million
Total	129,466	$19.72	—
(1)During the thirteen weeks ended March 28, 2021, we purchased 129,466 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have expiration dates. As of March 28, 2021, $66.7 million remains available for repurchase under the existing authorization. The second amendment to our credit agreement prohibits us from repurchasing shares until July 1, 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 36

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

Page - 37

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	4/26/2021
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	4/26/2021
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	4/26/2021
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer and Senior Vice President

Page - 38