Form 10-Q
period 2021-06-27
TrueBlue, Inc.
filed 2021-07-26
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 12, 2021, there were 35,503,472 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	June 27, 2021	December 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$105,234	$62,507
Accounts receivable, net of allowance of $3,843 and $2,921	292,731	278,343
Prepaid expenses and other current assets	24,439	26,137
Income tax receivable	10,121	11,898
Total current assets	432,525	378,885
Property and equipment, net	82,079	71,734
Restricted cash and investments	224,649	240,534
Deferred income taxes, net	29,371	30,019
Goodwill	94,950	94,873
Intangible assets, net	25,324	28,929
Operating lease right-of-use assets, net	55,316	65,940
Workers’ compensation claims receivable, net	57,194	52,934
Other assets, net	16,660	16,729
Total assets	$1,018,068	$980,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$52,116	$58,447
Accrued wages and benefits	136,675	122,657
Current portion of workers’ compensation claims reserve	60,032	66,007
Current operating lease liabilities	12,344	13,938
Other current liabilities	13,371	7,918
Total current liabilities	274,538	268,967
Workers’ compensation claims reserve, less current portion	194,863	189,486
Long-term deferred compensation liabilities	27,408	26,361
Long-term operating lease liabilities	52,987	54,797
Other long-term liabilities	3,042	3,776
Total liabilities	552,838	543,387

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,510 and 35,493 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(14,338)	(14,828)
Retained earnings	479,567	452,017
Total shareholders’ equity	465,230	437,190
Total liabilities and shareholders’ equity	$1,018,068	$980,577
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue from services	$515,955	$358,944	$974,661	$853,196
Cost of services	379,487	275,719	727,619	643,812
Gross profit	136,468	83,225	247,042	209,384
Selling, general and administrative expense	110,508	97,200	207,909	214,581
Depreciation and amortization	7,017	7,256	13,979	16,350
Goodwill and intangible asset impairment charge	—	—	—	175,189
Income (loss) from operations	18,943	(21,231)	25,154	(196,736)
Interest expense and other income, net	724	(412)	1,299	(149)
Income (loss) before tax expense (benefit)	19,667	(21,643)	26,453	(196,885)
Income tax expense (benefit)	3,783	(13,475)	3,671	(38,223)
Net income (loss)	$15,884	$(8,168)	$22,782	$(158,662)

Net income (loss) per common share:
Basic	$0.46	$(0.23)	$0.66	$(4.39)
Diluted	$0.45	$(0.23)	$0.65	$(4.39)

Weighted average shares outstanding:
Basic	34,818	35,077	34,746	36,166
Diluted	35,352	35,077	35,205	36,166

Other comprehensive income (loss):
Foreign currency translation adjustment	$(6)	$2,098	$490	$(4,527)
Comprehensive income (loss)	$15,878	$(6,070)	$23,272	$(163,189)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net income (loss)	$22,782	$(158,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,979	16,350
Goodwill and intangible asset impairment charge	—	175,189
Provision for credit losses	2,094	5,923
Stock-based compensation	6,916	4,345
Deferred income taxes	652	(27,049)
Non-cash lease expense	7,853	7,454
Other operating activities	(1,473)	2,669
Changes in operating assets and liabilities:
Accounts receivable	(16,486)	111,803
Income tax receivable	1,103	(7,291)
Operating lease right-of-use asset	6,135	—
Other assets	(2,495)	4,682
Accounts payable and other accrued expenses	(6,952)	(22,197)
Other accrued wages and benefits	11,208	(10,809)
Deferred employer payroll taxes	2,810	15,730
Workers’ compensation claims reserve	(598)	(5,668)
Operating lease liabilities	(6,729)	(7,643)
Other liabilities	6,563	(1,344)
Net cash provided by operating activities	47,362	103,482
Cash flows from investing activities:
Capital expenditures	(19,868)	(11,641)
Purchases of restricted available-for-sale investments	(14)	(1,739)
Sales of restricted available-for-sale investments	452	2,581
Purchases of restricted held-to-maturity investments	—	(11,458)
Maturities of restricted held-to-maturity investments	15,143	16,190
Net cash used in investing activities	(4,287)	(6,067)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(52,346)
Net proceeds from employee stock purchase plans	538	536
Common stock repurchases for taxes upon vesting of restricted stock	(2,686)	(1,956)
Net change in revolving credit facility	—	7,900
Other	(188)	(1,344)
Net cash used in financing activities	(2,336)	(47,210)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	319	(736)
Net change in cash, cash equivalents and restricted cash	41,058	49,469
Cash, cash equivalents and restricted cash, beginning of period	118,612	92,371
Cash, cash equivalents and restricted cash, end of period	$159,670	$141,840
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$880	$2,402
Income taxes	1,943	(3,707)
Operating lease liabilities	8,335	8,841
Non-cash transactions:
Property and equipment purchased but not yet paid	1,968	1,189
Right-of-use assets obtained in exchange for new operating lease liabilities	3,162	4,841
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the the coronavirus (“COVID-19”) pandemic, are uncertain and difficult to predict. Therefore, our accounting estimates and assumptions might change materially in future periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. The results of operations for the twenty-six weeks ended June 27, 2021 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Reclassifications
Certain previously reported immaterial prior year amounts have been reclassified within current liabilities on our Consolidated Balance Sheets to conform to current year presentation. Additionally, we have separately presented deferred employer payroll taxes from prior period reported amounts within operating activities on our Consolidated Statements of Cash Flows.
Goodwill
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, client engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, On-Site, Centerline, PeopleScout RPO, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on our 2021 annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss recognized during the twenty-six weeks ended June 27, 2021.
Recently adopted accounting standards
There were no new accounting pronouncements adopted during the period that had an impact on our financial statements.
Recently issued accounting pronouncements not yet adopted
There are no accounting pronouncements which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 27, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$105,234	$105,234	$—	$—
Restricted cash and cash equivalents	54,436	54,436	—	—
Cash, cash equivalents and restricted cash (1)	$159,670	$159,670	$—	$—

Municipal debt securities	$63,926	$—	$63,926	$—
Corporate debt securities	75,014	—	75,014	—
Agency mortgage-backed securities	267	—	267	—
U.S. government and agency securities	1,095	—	1,095	—
Restricted investments classified as held-to-maturity (2)	$140,302	$—	$140,302	$—

Deferred compensation investments (3)	$6,303	$6,303	$—	$—

	December 27, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$62,507	$62,507	$—	$—
Restricted cash and cash equivalents	56,105	56,105	—	—
Cash, cash equivalents and restricted cash (1)	$118,612	$118,612	$—	$—

Municipal debt securities	$70,723	$—	$70,723	$—
Corporate debt securities	85,937	—	85,937	—
Agency mortgage-backed securities	512	—	512	—
U.S. government and agency securities	1,124	—	1,124	—
Restricted investments classified as held-to-maturity (2)	$158,296	$—	$158,296	$—

Deferred compensation investments (3)	$5,915	$5,915	$—	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
(3)Deferred compensation investments consist of mutual funds and money market funds. Refer to Note 3: Restricted Cash and Investments for additional details on these investments.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	June 27, 2021	December 27, 2020
Cash collateral held by insurance carriers	$26,922	$26,025
Cash and cash equivalents held in Trust	26,344	29,410
Investments held in Trust	135,894	152,247
Deferred compensation investments	6,303	5,915
Company-owned life insurance policies	28,016	26,267
Other restricted cash and cash equivalents	1,170	670
Total restricted cash and investments	$224,649	$240,534
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of June 27, 2021 and December 27, 2020, were as follows:

	June 27, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$61,240	$2,686	$—	$63,926
Corporate debt securities	73,396	1,809	(191)	75,014
Agency mortgage-backed securities	258	9	—	267
U.S. government and agency securities	1,000	95	—	1,095
Total held-to-maturity investments	$135,894	$4,599	$(191)	$140,302

	December 27, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$67,287	$3,436	$—	$70,723
Corporate debt securities	83,467	2,511	(41)	85,937
Agency mortgage-backed securities	493	19	—	512
U.S. government and agency securities	1,000	124	—	1,124
Total held-to-maturity investments	$152,247	$6,090	$(41)	$158,296
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 27, 2021
(in thousands)	Amortized cost	Fair value
Due in one year or less	$21,607	$21,826
Due after one year through five years	105,331	108,987
Due after five years through ten years	8,956	9,489
Total held-to-maturity investments	$135,894	$140,302
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred compensation investments and company-owned life insurance policies
We hold mutual funds, money market funds and company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to these investments still held at June 27, 2021 and June 28, 2020, included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Unrealized gains (losses)	$1,549	$3,114	$2,426	$(1,727)
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Twenty-six weeks ended
(in thousands)	June 27, 2021	June 28, 2020
Beginning balance	$2,921	$4,288
Cumulative-effect adjustment (1)	—	524
Current period provision	2,094	5,923
Write-offs	(1,176)	(3,053)
Foreign currency translation	4	(26)
Ending balance	$3,843	$7,656
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our accounts receivable allowance for credit losses of $0.5 million as of the beginning of the first quarter of 2020.
Prepaid expenses and other current assets

(in thousands)	June 27, 2021	December 27, 2020
Prepaid software agreements	$7,658	$8,643
Other prepaid expenses	7,320	8,631
Other current assets	9,461	8,863
Prepaid expenses and other current assets	$24,439	$26,137

Accrued wages and benefits

(in thousands)	June 27, 2021	December 27, 2020
Deferred employer payroll tax (1)	$58,230	$55,420
Other accrued wages and benefits	78,445	67,237
Accrued wages and benefits	$136,675	$122,657
(1)    On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act, which among other things, provided employer payroll tax credits for wages paid to employees who were unable to work during the COVID-19 outbreak. Additionally, we were allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. We anticipate the deferred amount will be paid by September 15, 2021.
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.7% and 1.8% at June 27, 2021 and December 27, 2020, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of June 27, 2021.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 27, 2021	December 27, 2020
Undiscounted workers’ compensation reserve	$271,837	$273,502
Less discount on workers’ compensation reserve	16,942	18,009
Workers’ compensation reserve, net of discount	254,895	255,493
Less current portion	60,032	66,007
Long-term portion	$194,863	$189,486
Payments made against self-insured claims were $22.4 million and $28.0 million for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 27, 2021 and December 27, 2020, the weighted average rate was 1.4% and 1.3%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $58.6 million and $54.0 million, as of June 27, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $57.2 million and $52.9 million as of June 27, 2021 and December 27, 2020, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $9.3 million and $9.2 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 27, 2021 and June 28, 2020, respectively, and $19.4 million and $23.5 million for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively.
NOTE 6:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 27, 2021	December 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$22,609	$22,253
Cash and cash equivalents held in Trust	26,344	29,410
Investments held in Trust	135,894	152,247
Letters of credit (1)	6,095	6,095
Surety bonds (2)	20,831	20,616
Total collateral commitments	$211,773	$230,621
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

Page - 10

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
NOTE 7:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Common stock shares
Beginning balance	35,474	36,128	35,493	38,593
Purchases and retirement of common stock	—	—	—	(2,930)
Net issuance under equity plans, including tax benefits	6	(76)	(17)	339
Stock-based compensation	30	—	34	50
Ending balance	35,510	36,052	35,510	36,052
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	459,958	435,804	452,017	639,210
Net income (loss)	15,884	(8,168)	22,782	(158,662)
Purchases and retirement of common stock (1)	—	—	—	(52,346)
Net issuance under equity plans, including tax benefits	152	51	(2,148)	(1,420)
Stock-based compensation	3,573	2,838	6,916	4,345
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	(602)
Ending balance	479,567	430,525	479,567	430,525
Accumulated other comprehensive loss
Beginning balance, net of tax	(14,332)	(19,863)	(14,828)	(13,238)
Foreign currency translation adjustment	(6)	2,098	490	(4,527)
Ending balance, net of tax	(14,338)	(17,765)	(14,338)	(17,765)
Total shareholders’ equity ending balance	$465,230	$412,761	$465,230	$412,761
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

Page - 11

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
Our effective income tax rate for the twenty-six weeks ended June 27, 2021 was 13.9%. The difference between the statutory federal income tax rate of 21% and our effective tax rate results primarily from the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible and non-taxable items, tax effects of stock-based compensation and additional benefit from the Coronavirus Aid, Relief and Economic Security Act of 2020.
NOTE 9:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income (loss)	$15,884	$(8,168)	$22,782	$(158,662)

Weighted average number of common shares used in basic net income (loss) per common share	34,818	35,077	34,746	36,166
Dilutive effect of non-vested restricted stock	534	—	459	—
Weighted average number of common shares used in diluted net income (loss) per common share	35,352	35,077	35,205	36,166

Net income (loss) per common share:
Basic	$0.46	$(0.23)	$0.66	$(4.39)
Diluted	$0.45	$(0.23)	$0.65	$(4.39)

Anti-dilutive shares	26	580	54	565
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

Page - 12

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue from services:
Contingent staffing
PeopleReady	$299,316	$209,151	$559,708	$508,445
PeopleManagement	152,356	118,661	304,110	260,275
Human resource outsourcing
PeopleScout	64,283	31,132	110,843	84,476
Total company	$515,955	$358,944	$974,661	$853,196
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Segment profit (loss):
PeopleReady	$18,437	$633	$30,297	$8,288
PeopleManagement	3,221	1,803	6,337	1,489
PeopleScout	10,857	(2,782)	14,894	(274)
Total segment profit (loss)	32,515	(346)	51,528	9,503
Corporate unallocated	(7,307)	(4,929)	(12,926)	(10,138)
Work Opportunity Tax Credit processing fees	(30)	—	(165)	(135)
Amortization of software as a service assets	(646)	(565)	(1,319)	(1,117)
Goodwill and intangible asset impairment charge	—	—	—	(175,189)
Workforce reduction costs	(14)	(11,011)	(84)	(12,319)
COVID-19 government subsidies, net	2,296	3,104	4,039	3,104
Other benefits (costs)	(854)	(228)	(1,940)	5,905
Depreciation and amortization	(7,017)	(7,256)	(13,979)	(16,350)
Income (loss) from operations	18,943	(21,231)	25,154	(196,736)
Interest expense and other income, net	724	(412)	1,299	(149)
Income (loss) before tax expense (benefit)	$19,667	$(21,643)	$26,453	$(196,885)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout. Our PeopleReady segment offers on-demand, industrial staffing; our PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services; and our PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions. See Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our operating segments and reportable segments.
The COVID-19 pandemic
Beginning in early 2020, the coronavirus (“COVID-19”) outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, led to a series of significant economic disruptions globally. Throughout the pandemic, our business has remained open and we have continued to provide key services to essential businesses and other businesses as COVID-19 restrictions were lifted. Nevertheless, the preventative measures and individual precautions taken to help curb the spread of COVID-19, and the resulting negative impact on economic activity, continue to have an adverse impact on client demand for our services, availability of qualified associates and our business results. In early 2020, we implemented comprehensive measures across our businesses to keep our associates, employees and clients healthy and safe. We remain committed to prioritizing the health and well-being of our associates, employees and clients. Our support center employees and management team have successfully operated the business with our work-from-home arrangements. We plan to return to our support center offices, on a limited basis, in the fall of 2021.
In our two largest markets, the United States of America (“U.S.”) and Canada, vaccinations continue to be a top priority and are being supported by governmental programs. As of July 22, 2021, approximately 49% of the U.S. and 53% of the Canadian populations have been fully vaccinated. While the vaccination programs have helped to reopen these markets, we continue to monitor the pandemic’s evolution closely. Despite uneven recovery in certain markets and industries, we are seeing growth in new client wins and higher existing client volumes, particularly in those markets and industries hit hardest by COVID-19 in 2020. In addition, our continued focus on efficiently managing costs while investing in digital strategies and sales resources has allowed us to accelerate our strategic priorities and emerge stronger as the economic recovery continues.
Our strong balance sheet and operational flexibility have helped us successfully manage through the ongoing impacts of the COVID-19 pandemic, while protecting our cash flow and liquidity. For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Page - 14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Second quarter of 2021 highlights
Revenue from services
Total company revenue grew 43.7% to $516.0 million for the thirteen weeks ended June 27, 2021, compared to the same period in the prior year. The increase was due to the recovery of client demand for our services, which experienced a significant drop in the prior year due to the negative impact of the COVID-19 pandemic. Revenue trends have also improved compared to the fiscal first quarter of 2021, which had revenue declines of 7.2%, compared to the same period in the prior year. This improvement is primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new client wins.
•PeopleReady, our largest segment, experienced revenue growth of 43.1% for the thirteen weeks ended June 27, 2021, compared to the same period in the prior year. PeopleReady provides a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady has seen improved revenue trends across most geographies and industries, especially those in industries that were hit the hardest by COVID-19, such as construction, transportation, manufacturing and hospitality. However, the supply of workers is a challenge in certain markets that we believe have been temporarily impacted by government responses to COVID-19, which include stimulus checks, elevated federal unemployment benefits and other direct payments to individuals. As compared to our other segments, PeopleReady experienced the most pressure on the available supply of workers, primarily due to a lower average wage, the temporary nature of the positions and the shorter notice period we receive to fill open positions. While some states began opting out of the federal unemployment benefits in late June, the majority of the recipients of these benefits live in states where the program is not set to expire until September 6, 2021.
•PeopleManagement, our lowest margin segment, experienced revenue growth of 28.4% for the thirteen weeks ended June 27, 2021, compared to the same period in the prior year. PeopleManagement supplies an outsourced workforce that involves multi-year, multi-million dollar on-site and driver relationships. PeopleManagement revenue growth was driven by an increase in volumes from existing clients as well as new client wins. While we have seen some pressure on the supply of workers in certain markets, the longer-term nature of our employment relationships and the advance notice we receive to fill open positions within our PeopleManagement segment have prevented the lack of supply of workers from having a meaningful impact on our existing business. However, the supply of workers has acted as a constraint on near-term growth.
•PeopleScout, our highest margin segment, experienced a revenue growth of 106.5% for the thirteen weeks ended June 27, 2021, compared to the same period in the prior year. PeopleScout offers RPO and MSP solutions. PeopleScout has seen a strong recovery in volumes from existing customers, especially those in industries that were hit the hardest by COVID-19, as well as new client wins.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 27, 2021 increased by 320 basis points to 26.4%, compared to 23.2% for the same period in the prior year. Our staffing businesses contributed 70 basis points of improvement, primarily attributable to a benefit of 80 basis points due to lower workers’ compensation expense as a result of a reduction to prior year reserves associated with favorable patterns in claim development. Our PeopleScout business contributed 250 basis points of the improvement, 80 basis points was due to workforce reduction costs incurred in Q2 2020, and the remaining 170 basis points was driven by operating leverage from higher volume in 2021.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $13.3 million to $110.5 million, or 21.4% of revenue for the thirteen weeks ended June 27, 2021, compared to $97.2 million, or 27.1% of revenue for the same period in the prior year. The prior period includes $8.0 million in workforce reduction costs incurred as a result of COVID-19, which represents 2.2% of revenue in the prior year. We have continued to balance cost discipline with preserving our operational strengths, which has positioned us well for growth as economic conditions continue to improve.
Income from operations
Total company income from operations was $18.9 million for the thirteen weeks ended June 27, 2021, compared to a loss from operations of $21.2 million for the same period in the prior year. The increase in income from operations was primarily due to improving revenue trends led by recovering industry performance, including those disproportionately impacted by COVID-19, a series of new client wins, expanding gross margin, and disciplined cost management.

Page - 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net income
Net income was $15.9 million, or $0.45 per diluted share for the thirteen weeks ended June 27, 2021, compared to a net loss of $8.2 million, or $0.23 per diluted share for the same period in the prior year. Net income for the thirteen weeks ended June 27, 2021 includes income tax expense of $3.8 million resulting in an effective tax rate of 19.2%, compared to a benefit of $13.5 million and a effective tax rate of 62.3% for the same period in the prior year. The difference between our statutory tax rates and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit (“WOTC”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The large decrease in rates when compared to the same period in the prior year was due to these favorable adjustments increasing our effective tax rate in the prior year when it was a benefit due to the loss from operations, and reducing our tax rate in the current year when it was an expense due to the income from operations. WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back losses to obtain refunds related to prior year tax returns where the federal tax rate was 35%.
Additional highlights
As of June 27, 2021, we are in a strong financial position with cash and cash equivalents of $105.2 million, no outstanding debt and $169.5 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”, for total liquidity of $274.8 million.
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
•PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility. We provide scalable solutions to meet the volume requirements of labor-intensive manufacturing, distribution and fulfillment facilities. Our dedicated service teams work closely with on-site management as an integral part of the production and logistics process, managing all or a subset of the contingent labor for a facility or operational function. Our on-site staffing solutions provide large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total workforce cost, increase safety and compliance, improve retention, create greater volume flexibility, and enhance strategic decision-making through robust reporting and analytics. Our On-Site operating segment includes our Staff Management | SMX and SIMOS Insourcing Solutions branded service offerings, which provide hourly and productivity-based (cost per unit) pricing options for industrial staffing solutions. Client contracts are generally multi year in duration. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type, and degree of recruiting difficulty.
PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline delivers drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs, ensure compliance, and deliver improved service.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

•PeopleScout offers RPO and MSP solutions to a wide variety of industries and geographies, primarily in the U.S., Canada, the United Kingdom and Australia. PeopleScout provides RPO services that manage talent solutions spanning the global economy and talent advisory capabilities supporting total workforce needs. We are recognized as an industry leader for RPO services. Our solution is highly scalable and flexible, which allows for outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our solution delivers improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and increased compliance. Our clients outsource the recruitment process to PeopleScout in all major industries and jobs. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Affinix uses artificial intelligence and machine learning to search the web and source candidates, which means we can create the first slate of candidates for a job posting within minutes rather than days. Client contracts are generally multi year in duration and pricing is typically composed of a fee for each hire and talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams which work as an integrated partner with our clients to increase the productivity of their contingent workforce program.
Total company results

The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	Jun 27, 2021	% of revenue	Jun 28, 2020	% of revenue	Jun 27, 2021	% of revenue	Jun 28, 2020	% of revenue
Revenue from services	$515,955		$358,944		$974,661		$853,196

Gross profit	$136,468	26.4%	$83,225	23.2%	$247,042	25.3%	$209,384	24.5%
Selling, general and administrative expense	110,508	21.4%	97,200	27.1%	207,909	21.3%	214,581	25.2%
Depreciation and amortization	7,017	1.4%	7,256	2.0%	13,979	1.4%	16,350	1.9%
Goodwill and intangible asset impairment charge	—		—		—		175,189
Income (loss) from operations	18,943	3.7%	(21,231)	(5.9)%	25,154	2.6%	(196,736)	(23.1)%
Interest expense and other income, net	724		(412)		1,299		(149)
Income (loss) before tax expense (benefit)	19,667		(21,643)		26,453		(196,885)
Income tax expense (benefit)	3,783		(13,475)		3,671		(38,223)
Net income (loss)	$15,884	3.1%	$(8,168)	(2.3)%	$22,782	2.3%	$(158,662)	(18.6)%

Net income (loss) per diluted share	$0.45		$(0.23)		$0.65		$(4.39)

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Growth %	Segment % of total	Jun 28, 2020	Segment % of total	Jun 27, 2021	Growth %	Segment % of total	Jun 28, 2020	Segment % of total
Revenue from services:
PeopleReady	$299,316	43.1%	58.0%	$209,151	58.2%	$559,708	10.1%	57.4%	$508,445	59.6%
PeopleManagement	152,356	28.4	29.5	118,661	33.1	304,110	16.8	31.2	260,275	30.5
PeopleScout	64,283	106.5	12.5	31,132	8.7	110,843	31.2	11.4	84,476	9.9
Total company	$515,955	43.7%	100.0%	$358,944	100.0%	$974,661	14.2%	100.0%	$853,196	100.0%
Our PeopleReady and PeopleManagement services supply contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for a rapid response to uncertainty in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs.
Our PeopleScout services involve transitioning various functions handled by internal human resources and labor procurement on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers like PeopleScout. PeopleScout can more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs.
For these reasons, client demand for contingent workforce solutions and outsourced recruiting services are dependent on the overall strength of the economy, labor market and trends in workforce flexibility.
Total company revenue grew 43.7% to $516.0 million for the thirteen weeks ended June 27, 2021, and grew 14.2% to $974.7 million for the twenty-six weeks ended June 27, 2021, compared to the same periods in the prior year, respectively. The growth was due to a recovery in client demand for our services, which had experienced a significant drop in the prior year due to the negative impact the COVID-19 pandemic had on our business. Revenue trends have also improved compared to the fiscal first quarter of 2021, which had a revenue decline of 7.2%, compared to the same period in the prior year. This improvement is primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new client wins.
PeopleReady
PeopleReady revenue grew to $299.3 million for the thirteen weeks ended June 27, 2021, a 43.1% increase compared to the same period in the prior year, and grew to $559.7 million for the twenty-six weeks ended June 27, 2021, a 10.1% increase compared to the same period in the prior year. PeopleReady has seen improved revenue trends across most geographies and industries, especially those in industries that were hit the hardest by COVID-19, such as construction, transportation, manufacturing and hospitality. The supply of workers is a challenge in certain markets, which we believe is temporarily impacted by government responses to COVID-19, which include stimulus checks, elevated federal unemployment benefits and other direct payments to individuals. While some states began opting out of these unemployment benefits in late June, the majority of the recipients live in states where the program is not set to expire until September 6, 2021. Revenue trends have improved compared to the fiscal first quarter of 2021, which had revenue declines of 13.0%, compared to the same period in the prior year.
We believe the revenue growth has been supported by the use of our industry-leading JobStack mobile app that digitally connects workers with jobs. During the second quarter of 2021, PeopleReady dispatched approximately 788,000 shifts via JobStack and achieved a digital fill rate of 58%, an improvement of five percentage points compared to the same period in the prior year. We are focused on encouraging clients to become JobStack heavy client users, which we define as clients with 50 or more touches on JobStack per month. Heavy client users have consistently posted better year-over-year growth rates compared to other PeopleReady clients. Our heavy client user mix increased from 30% of PeopleReady’s U.S. on-demand business for June 2020, to 46% in June 2021.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew to $152.4 million for the thirteen weeks ended June 27, 2021, a 28.4% increase compared to the same period in the prior year, and grew to $304.1 million for the twenty-six weeks ended June 27, 2021, a 16.8% increase compared to the same period in the prior year. The revenue growth was driven by new client wins and continued increase in volumes from existing clients. Revenue trends have improved compared to the fiscal first quarter of 2021, which had revenue growth of 7.2%, compared to the same period in the prior year. This improvement in the second quarter was broad-based across most of the industries we serve.
PeopleScout
PeopleScout revenue grew to $64.3 million for the thirteen weeks ended June 27, 2021, a 106.5% increase compared to the same period in the prior year, and grew to $110.8 million for the twenty-six weeks ended June 27, 2021, a 31.2% increase compared to the same period in the prior year. The revenue growth was primarily due to a strong recovery in volume from existing customers, especially those in industries hit hardest by COVID-19, such as travel and leisure, as well as new client wins. Revenue trends for the business as a whole have improved compared to the fiscal first quarter of 2021, which had a revenue decline of 12.7%, compared to the same period in the prior year.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Gross profit	$136,468	$83,225	$247,042	$209,384
Percentage of revenue	26.4%	23.2%	25.3%	24.5%
Gross profit as a percentage of revenue grew 320 basis points to 26.4% for the thirteen weeks ended June 27, 2021, compared to 23.2% for the same period in the prior year. Our staffing businesses contributed 70 basis points of improvement, primarily due to a benefit of 80 basis points from lower workers’ compensation expense as a result of a reduction to prior year reserves largely associated with favorable patterns in claim development. Our PeopleScout business contributed 250 basis points of the improvement, 80 basis points was due to workforce reduction costs incurred in the prior year, and the remaining 170 basis points was driven by operating leverage from higher volume in 2021.
Gross profit as a percentage of revenue grew 80 basis points to 25.3% for the twenty-six weeks ended June 27, 2021, compared to 24.5% for the same period in the prior year. Our staffing businesses contributed 40 basis points of compression. A non-recurring benefit in the prior year related to a reduction in expected costs to comply with the Affordable Care Act created 70 basis points of compression. This compression was partially offset by 30 basis points of benefit due to lower workers compensation expense as a result of a reduction to prior year reserves largely associated with favorable patterns in claim development. Our PeopleScout business more than offset this margin compression with an improvement of approximately 120 basis points, with 40 basis points of benefit due to workforce reduction costs incurred in the prior year, and the remaining 80 basis points of benefit driven by operating leverage from higher volumes in 2021.
SG&A expense
SG&A expense was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Selling, general and administrative expense	$110,508	$97,200	$207,909	$214,581
Percentage of revenue	21.4%	27.1%	21.3%	25.2%

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total company SG&A expense increased by $13.3 million to $110.5 million, or 21.4% of revenue for the thirteen weeks ended June 27, 2021, compared to $97.2 million, or 27.1% of revenue for the same period in the prior year. Total company SG&A expense decreased by $6.7 million to $207.9 million, or 21.3% of revenue for the twenty-six weeks ended June 27, 2021, compared to $214.6 million, or 25.2% of revenue for the same period in the prior year. The prior periods include workforce reduction costs incurred as a result of COVID-19 of $8.0 million and $8.8 million for the thirteen and twenty-six weeks ended June 28, 2020, respectively, which represented 2.2% and 1.0% of revenue in the prior year, respectively. We took steps during fiscal 2020 to reduce SG&A expense while preserving our operational strengths, to ensure the business was well-positioned for growth as economic conditions improved. Our focus on efficiently managing costs while ensuring we continue to invest in sales resources and digital strategies has allowed us to accelerate our strategic priorities and emerge stronger as the economy continues to recover.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Depreciation and amortization	$7,017	$7,256	$13,979	$16,350
Percentage of revenue	1.4%	2.0%	1.4%	1.9%
Depreciation and amortization decreased for the thirteen and twenty-six weeks ended June 27, 2021 compared to the same period in the prior year, respectively, primarily due to the impairment to our acquired client relationships intangible assets of $34.7 million in the fiscal first quarter of 2020, which resulted in a decline in amortization expense.
Goodwill and intangible asset impairment charge
Goodwill and intangible asset impairment charge was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Goodwill and intangible asset impairment charge	$—	$—	$—	$175,189
As a result of the decrease in demand for our services primarily due to the economic impact caused by COVID-19, we lowered our future expectations, which was the primary trigger of an impairment of our goodwill and acquired client relationships intangible assets recorded in the twenty-six weeks ended June 28, 2020. As a result of our interim impairment test in the fiscal first quarter of 2020, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million. The total goodwill carrying value of $45.9 million for PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units was $34.7 million.
Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Income tax expense (benefit)	$3,783	$(13,475)	$3,671	$(38,223)
Effective income tax rate	19.2%	62.3%	13.9%	19.4%
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

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021%		Jun 28, 2020%		Jun 27, 2021%		Jun 28, 2020%
Income (loss) before tax expense (benefit)	$19,667		$(21,643)		$26,453		$(196,885)

Federal income tax expense (benefit) at statutory rate	$4,130	21.0%	$(4,545)	21.0%	$5,555	21.0%	$(41,346)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	991	5.0	(1,644)	7.6	1,279	4.8	(9,952)	5.1
Non-deductible goodwill impairment charge		—		—	—	—	21,849	(11.1)
CARES Act	(574)	(2.9)	(3,595)	16.6	(438)	(1.7)	(5,698)	2.9
WOTC and other tax credits, net	(669)	(3.4)	(3,905)	18.0	(3,406)	(12.9)	(3,982)	2.0
Non-deductible and non-taxable items	88	0.4	95	(0.4)	311	1.2	82	(0.1)
Stock-based compensation	(25)	(0.1)	119	(0.5)	266	1.0	824	(0.4)
Foreign taxes and other, net	(158)	(0.8)	—	—	104	0.5	—	—
Income tax expense (benefit)	$3,783	19.2%	$(13,475)	62.3%	$3,671	13.9%	$(38,223)	19.4%
The difference between the statutory federal income tax rate of 21% and our effective tax rate of 13.9% for the twenty-six weeks ended June 27, 2021 was primarily due to WOTC hiring credits and additional benefits from the CARES Act, offset by state and foreign income taxes. The tax benefit of $38.2 million for the twenty-six weeks ended June 28, 2020 was primarily the result of a non-deductible goodwill and intangible asset impairment charge, WOTC hiring credits and benefits from the CARES Act. The large decrease in rates for the thirteen weeks ended June 27, 2021 when compared to the same period in the prior year was due to WOTC hiring credits and tax benefits from the CARES Act increasing our effective tax rate in the prior year when it was a benefit due to the loss from operations, and to a smaller extent reducing our tax rate in the current year when it was an expense due to the income from operations.
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
On March 27, 2020 the CARES Act was enacted in the U.S. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%. The net operating loss carry back benefit will vary depending on estimated results for the year.
As a result of our interim impairment test in the fiscal first quarter of 2020, we concluded that the carrying amounts of goodwill and other intangible assets for selected reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $175.2 million. Of the total impairment loss, $84.7 million (tax-effected $21.8 million) related to reporting units from stock acquisitions and accordingly were not deductible for tax purposes. The remaining impairment loss of $90.5 million (tax effected $23.3 million) related to reporting units from asset acquisitions and accordingly were deductible for tax purposes.
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible impairment charges, depreciation and amortization expense, unallocated corporate general and administrative

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Revenue from services	$299,316	$209,151	$559,708	$508,445
Segment profit	18,437	633	30,297	8,288
Percentage of revenue	6.2%	0.3%	5.4%	1.6%
PeopleReady segment profit grew $17.8 million and $22.0 million for the thirteen and twenty-six weeks ended June 27, 2021, compared to the same period in the prior year, respectively. PeopleReady has seen improved revenue trends across most geographies and industries, especially those in industries that were hit the hardest by COVID-19, such as construction, transportation, manufacturing and hospitality. Segment profit margin improvements benefited from lower workers’ compensation costs due to a reduction to prior year reserves largely associated with favorable patterns in claim development, higher bill rates compared to pay rates, and disciplined cost management.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Revenue from services	$152,356	$118,661	$304,110	$260,275
Segment profit	3,221	1,803	6,337	1,489
Percentage of revenue	2.1%	1.5%	2.1%	0.6%
PeopleManagement segment profit grew $1.4 million and $4.8 million for the thirteen and twenty-six weeks ended June 27, 2021, compared to the same period in the prior year, respectively. Segment profit growth was primarily due to improving client volumes, new client wins, operating leverage and a consistent focus on cost management.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 27, 2021	Jun 28, 2020	Jun 27, 2021	Jun 28, 2020
Revenue from services	$64,283	$31,132	$110,843	$84,476
Segment profit (loss)	10,857	(2,782)	14,894	(274)
Percentage of revenue	16.9%	(8.9)%	13.4%	(0.3)%
PeopleScout segment profit grew $13.6 million and $15.2 million for the thirteen and twenty-six weeks ended June 27, 2021, compared to the same period in the prior year, respectively. The revenue growth was primarily due to a strong recovery in volume from existing customers, especially those in industries hit the hardest by COVID-19, such as travel and leisure, as well as new client wins. Segment profit improved as the result of cost management, operating leverage and increased utilization of recruiting staff.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
Due to the uncertainty surrounding COVID-19 and its impact on the business environment, we have limited visibility into our financial condition, results of operations or cash flows in the future. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our operating outlook for the fiscal third quarter and full year of fiscal 2021. These expectations are subject to revision as our business changes with the overall economy.
•For the fiscal third quarter of 2021, we expect sequential revenue growth consistent with our pre-pandemic historical rates of 9% to 11%.
•We anticipate gross margin expansion to be between 250 and 290 basis points for the fiscal third quarter of 2021, and between 100 and 160 basis points for fiscal 2021, compared to the same periods in the prior year, respectively. These improvements are expected to be driven by a continued recovery in economic growth in the second half of 2021 and improving revenue mix from PeopleScout, our highest margin segment. To a lesser extent, we expect gross margin expansion in our staffing businesses from lower worker’s compensation costs. Our workers’ compensation cost as a percent of revenue for the twenty-six weeks ended June 27, 2021 of 2% is near the low end of our historical range, and may not continue to see further declines.
•For fiscal 2021, we anticipate SG&A expense to be between $452 million and $460 million. We passed the anniversary of the majority of our cost reduction actions in April of 2021. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth. We are also in the early stages of implementing pilot projects to further reduce the costs of our PeopleReady branch network through a greater use of technology, centralizing work activities, and repurposing of job roles, while maintaining the strength of our geographic footprint. These pilots will occur throughout 2021, and if successful, could lead to additional efficiencies in 2022.
•We expect our effective income tax rate for fiscal 2021 to be between 12% and 16%.
•Capital expenditures for the fiscal third quarter of 2021 will be approximately $14 million and between $40 million to $44 million for fiscal 2021. This includes build-out costs planned for our Chicago support center of approximately $4 million for the fiscal third quarter of 2021 and $10 million for fiscal 2021, of which $8 million will be reimbursed by our landlord with $2 million of the reimbursements expected in the third quarter. The reimbursements from our landlord will be reflected in operating cash flows. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.
•We generated a cash flow benefit from delayed payroll tax payments under the CARES Act of $60 million, primarily during fiscal 2020. We plan to take advantage of favorable net operating loss carryback provisions in the CARES Act by repaying this benefit in the fiscal third quarter of 2021.
•We believe the additional government spending on infrastructure projects in the American Jobs Plan, as proposed by the Biden administration, may generate additional demand for industrial staffing businesses especially within the construction, energy and transportation industries.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Cash flows from operating activities

	Twenty-six weeks ended
(in thousands)	Jun 27, 2021	Jun 28, 2020
Net income (loss)	$22,782	$(158,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,979	16,350
Goodwill and intangible asset impairment charge	—	175,189
Provision for credit losses	2,094	5,923
Non-cash lease expense, net of changes in operating lease liabilities	1,124	(189)
Stock-based compensation	6,916	4,345
Deferred income taxes	652	(27,049)
Other operating activities	(1,473)	2,669
Changes in operating assets and liabilities:
Accounts receivable	(16,486)	111,803
Accounts payable and other accrued expenses	(6,952)	(22,197)
Other accrued wages and benefits	11,208	(10,809)
Deferred employer payroll taxes	2,810	15,730
Income tax receivable	1,103	(7,291)
Operating lease right-of-use asset	6,135	—
Other assets	(2,495)	4,682
Workers’ compensation claims reserve	(598)	(5,668)
Other liabilities	6,563	(1,344)
Net cash provided by operating activities	$47,362	$103,482
Net cash provided by operating activities decreased to $47.4 million for the twenty-six weeks ended June 27, 2021, compared to $103.5 million for the same period in the prior year.
Changes to adjustments to reconcile net income to net cash provided by operating activities for the twenty-six weeks ended June 27, 2021 were primarily due to:
•Decrease in depreciation and amortization expense primarily due to the impairment of amortizable intangible assets of $34.7 million during the fiscal first quarter of 2020.
•Decrease in the provision for credit losses on accounts receivable primarily due to improved collection efforts for past due receivable balances. The provision for credit losses on accounts receivable as a percent of revenue decreased to 0.21% for the twenty-six weeks ended June 27, 2021, from 0.69% for the same period in the prior year.
•Increase in deferred income tax expense relative to the prior year benefit primarily due to the $23.3 million discrete tax benefit resulting from goodwill and intangible asset impairment charges in the fiscal first quarter of 2020.
•Decrease in other operating activities is primarily due to $2.4 million in unrealized gains on deferred compensation investments for the twenty-six weeks ended June 27, 2021 as a result of the recovering economy, as compared to $1.7 million in unrealized losses on deferred compensation investments in the prior year due to sharp declines in global equity investments.
Changes to operating assets and liabilities for the twenty-six weeks ended June 27, 2021 were primarily due to:
•Cash used by accounts receivable of $16.5 million was primarily due to an increase in our days sales outstanding of 2.3 days as compared to prior year-end. This is primarily due to a higher percentage of receivables with longer payment terms. However, when comparing days sales outstanding to the same period in the prior year, days sales outstanding decreased 6.9 days. This was primarily due to focused collection efforts.
Cash provided by accounts receivable of $111.8 million for the twenty-six weeks ended June 28, 2020 was due to lower revenue from a decline in demand for our services and a seasonal revenue decline from the fiscal fourth quarter of 2019, resulting in a significant decrease in accounts receivable. This decrease was partially offset by an increase in

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

our days sales outstanding of 4.1 days during the twenty-six weeks ended June 28, 2020, caused by a mix of clients with longer payment terms and payment delays from certain clients that were severely impacted by COVID-19.
•Cash used for accounts payable and accrued expenses of $7.0 million was primarily due to the timing of payments to our workers’ compensation insurance carrier.
•Cash provided by other accrued wages and benefits of $11.2 million was primarily due to the timing of payroll tax payments, as well as lower accrued associate wages at the prior year end due to the holiday week.
•Cash provided by the deferral of employer payroll taxes of $2.8 million and $15.7 million for the twenty-six weeks ended June 27, 2021 and June 28, 2020, respectively, as allowed by the CARES Act. This act allowed for the deferral of the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. We anticipate the deferred amount of $59.9 million will be paid by September 15, 2021.
•Cash provided by operating lease right-of-use asset of $6.1 million represents reimbursable costs we incurred for the build-out of our Chicago support center, that were collected from our landlord during the twenty-six weeks ended June 27, 2021.
•Cash provided by other liabilities of $6.6 million was primarily due to advanced payments from clients within our PeopleScout business.
•Cash used for workers’ compensation claims reserves was $0.6 million. Our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods, which more than offset the increase in reserves in the current year as contingent labor services increase.
Cash flows from investing activities

	Twenty-six weeks ended
(in thousands)	Jun 27, 2021	Jun 28, 2020
Capital expenditures	$(19,868)	$(11,641)
Purchases and sales of restricted investments	15,581	5,574
Net cash used in investing activities	$(4,287)	$(6,067)
Net cash used in investing activities was $4.3 million for the twenty-six weeks ended June 27, 2021, compared to $6.1 million for the same period in the prior year.
Capital expenditures for the twenty-six weeks ended June 27, 2021 include build-out costs for our Chicago support center of $6.4 million, as well as our continued investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile apps to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long-term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include our JobStack mobile app in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.
Restricted investments consist of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs, as well as collateral to support the deferred compensation plan. Purchases of restricted investments decreased $11.5 million during the twenty-six week periods ended June 27, 2021, as compared to the same period in the prior year, primarily due to changes in the timing of collateral contributions as required by our insurance carriers.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from financing activities

	Twenty-six weeks ended
(in thousands)	Jun 27, 2021	Jun 28, 2020
Purchases and retirement of common stock	$—	$(52,346)
Net proceeds from employee stock purchase plans	538	536
Common stock repurchases for taxes upon vesting of restricted stock	(2,686)	(1,956)
Net change in revolving credit facility	—	7,900
Other	(188)	(1,344)
Net cash used in financing activities	$(2,336)	$(47,210)
Net cash used in financing activities was $2.3 million for the twenty-six weeks ended June 27, 2021, compared to $47.2 million for the same period in the prior year.
Net cash used in financing activities of $47.2 million for the twenty-six weeks ended June 28, 2020, was due to the repurchase of $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market for a total of $52.4 million of common stock. This net use was slightly offset by our draw on our Revolving Credit Facility.
CAPITAL RESOURCES
Revolving credit facility
Under our Revolving Credit Facility, which matures on March 16, 2025, we have the ability to increase our borrowing from $300 million up to $450 million, subject to bank approval.
The following temporary financial covenants, as defined in the second and third amendments to our credit agreement, were in effect through the fiscal second quarter of 2021:
•Asset Coverage Ratio of greater than 1.00, defined as the ratio of 60% of accounts receivable to the difference of total debt outstanding and unrestricted cash in excess of $50 million, subject to certain minimums. As of June 27, 2021, our asset coverage ratio was 28.8.
•Liquidity greater than $150 million, defined as the sum of unrestricted cash and availability under the aggregate revolving commitments. As of June 27, 2021, our liquidity was $399.1 million.
•EBITDA, as defined in the amended credit agreement, greater than $15 million for the trailing four quarters ending Q2 2021. As of June 27, 2021, EBITDA for the trailing four quarters was $93.1 million.
The following financial covenants, as defined in the second amendment to our credit agreement, will replace the prior temporary financial covenants and are in effect starting the fiscal third quarter of 2021 and thereafter:
•Consolidated leverage ratio less than 4.00 for the third and fourth quarters of 2021 and less than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. Although not in effect as of June 27, 2021, our consolidated leverage ratio was 0.1.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. Although not in effect as of June 27, 2021, our consolidated fixed charge ratio was 49.7.
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

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	Jun 27, 2021	Dec 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$22,609	$22,253
Cash and cash equivalents held in Trust	26,344	29,410
Investments held in Trust	135,894	152,247
Letters of credit	6,095	6,095
Surety bonds (1)	20,831	20,616
Total collateral commitments	$211,773	$230,621

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
Total collateral commitments decreased $18.8 million during the twenty-six week period ended June 27, 2021 primarily due to timing of collateral contributions as required by our insurance carriers and the use of collateral to satisfy workers’ compensation claims.
At June 27, 2021, we had restricted cash and investments totaling $224.6 million. Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. The majority of our collateral obligations are held in a Trust. See Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our restricted cash and investments. We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	Jun 27, 2021	Dec 27, 2020
Total workers’ compensation reserve	$254,895	$255,493
Add back discount on workers’ compensation reserve (1)	16,942	18,009
Less excess claims reserve (2)	(58,586)	(54,019)
Reimbursable payments to insurance provider (3)	3,531	6,373
Other (4)	(5,009)	4,765
Total collateral commitments	$211,773	$230,621
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
Our workers’ compensation claims reserve for claims below the deductible limit is discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At June 27, 2021, the weighted average discount rate was 1.7%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. At June 27, 2021, the weighted average rate was 1.4%. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $58.6 million and $54.0 million, as of June 27, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $57.2 million and $52.9 million as of June 27, 2021 and December 27, 2020, respectively.
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

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
We are providing the following future liquidity and capital resources outlook for the third quarter and full year of fiscal 2021:
•We expect our Revolving Credit Facility and strong financial position to provide ample liquidity. At June 27, 2021, we had no debt outstanding on our Revolving Credit Facility leaving $294 million unused under the Revolving Credit Facility, resulting in $170 million available for additional borrowings based on our most restrictive covenant. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
•We generated a cash flow benefit from delayed payroll tax payments under the CARES Act of $60 million, primarily during fiscal 2020. We plan to take advantage of favorable net operating loss carryback provisions in the CARES Act by repaying this benefit in the third quarter of 2021.
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
•As of June 27, 2021, $67 million remains available for repurchase of common stock under existing authorizations. We have historically returned capital to shareholders through stock repurchases.
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
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test ranged from 11.0% to 12.0%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a control premium of 23.2%.
We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. All reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, there was no impairment loss was recognized for the twenty-six weeks ended June 27, 2021.
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
We performed our annual indefinite-lived intangible asset impairment test for 2021, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Accordingly, no impairment loss was recognized for the twenty-six weeks ended June 27, 2021.
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
During the fiscal second quarter of 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 27, 2021.
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
COVID-19’s negative impacts on the global economy and related governmental responses have been wide-ranging and multi-faceted. These impacts caused rapid declines in economic activity in the markets where we operate, disruptions in global supply chains, travel restrictions, sharp downturns in business activity, price volatility in equity markets, changes to the labor market, and concern that credit markets and companies will not remain liquid.
COVID-19 caused significant negative impacts on our operations and stock price. Our revenue declined substantially beginning in the second half of March 2020 because of COVID-19 and may remain suppressed while economic conditions return to pre-pandemic levels. The operations of our clients have been severely disrupted, and could remain depressed, thereby increasing the likelihood that our clients continue to delay new contracts or cancel current contracts, reduce orders for our services in the future, have difficulty paying for services provided, or cease operations altogether. In response to these adverse conditions, we reduced our expenses and cash outflows during 2020. These reductions in expenses, including layoffs, could reduce our ability to take advantage of opportunities as economic conditions improve. Further deterioration in economic conditions, as a result of COVID-19 or otherwise, will lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19, including any variants, continues to adversely impact our business depends on future developments of the pandemic and related governmental responses, such as the efficacy, distribution, and adoption of the COVID-19 vaccines, which are both uncertain and unpredictable. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time. In addition, we cannot guarantee that actions we take to reduce costs or otherwise change our operations will address the issues we face with clients, employees or our results of operations.
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

Page - 31

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
We may experience employment-related claims, commercial indemnification claims and other legal proceedings that could materially harm our business.
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
We maintain insurance with respect to some potential claims and costs with deductibles. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. Should the final judgments or settlements exceed our insurance coverage, they could have a material adverse effect on our business. Our ability to obtain insurance, its coverage levels, deductibles and premiums, are all dependent on market factors, our loss history, and insurance providers’ assessments of our overall risk profile. Further, we cannot be certain our current and former insurance carriers will be able to pay claims we make under such policies.
The loss of, continued reduction in or substantial decline in revenue from larger clients or certain industries could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are a few clients that may exceed 10% of revenues within some of our operating

Page - 32

segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to in-source our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. The loss of, or reduced demand for our services from larger clients and industries, such as construction or travel and leisure, has had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations, and financial infrastructure. For example, we combined some of our operating segments in the prior year. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
New business initiatives may cause us to incur additional expenditures and have an adverse effect on our business.
We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners, or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we are making significant investments to advance our technology, and we cannot be sure that those initiatives will be successful or that we will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
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

Page - 33

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

Page - 34

Our temporary staffing businesses employ associates. The wage rates we pay to associates are based on many factors including government-mandated increases to minimum wage requirements, payroll-related taxes and benefits. If we are not able to increase the fees charged to clients to absorb any increased costs related to these factors, our results of operations and financial condition could be adversely affected.
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
We compete to meet our clients’ needs for workforce solutions, therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, location, the associated wages and other benefits. Prior to COVID-19, unemployment in the U.S. was low, making it challenging to find sufficient eligible associates and candidates to meet our clients’ orders. The economic slowdown resulting from COVID–19 increased unemployment substantially, but we cannot predict its continued effect on employment rates. Government responses to COVID-19 including generous unemployment benefits, stimulus payments, and other direct payments to individuals, have negatively impacted our ability to recruit qualified associates and candidates, and may continue to impact our recruiting efforts in the future. Continued similar benefits will further impact our ability to recruit in the future. We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase and our ability to generate revenue would be harmed if we could not fill positions. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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

Page - 35

Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Improper disclosure of, or access to our clients’ information could materially harm our business.
Our associates and employees may have access to or exposure to confidential information about applicants, candidates, associates, other employees and clients. The security controls over sensitive or confidential information and other practices we, our clients, and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
GENERAL RISK FACTORS
Demand for our workforce solutions is significantly affected by fluctuations in general economic conditions.
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, and hospitality. For example, we experienced significantly reduced demand from our clients due to COVID-19. Significant declines in demand from any region or industry in which we have a major presence, or the financial health of our clients, significantly decreases our revenues and profits. The travel and hospitality industry was more severely impacted by COVID-19 and may recover more slowly. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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

Page - 36

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

Page - 37

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 27, 2021.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
03/29/2021 through 04/25/2021	2,062	$22.56	—	$66.7 million
04/26/2021 through 05/23/2021	1,776	$28.30	—	$66.7 million
05/24/2021 through 06/27/2021	1,254	$27.53	—	$66.7 million
Total	5,092	$25.79	—
(1)During the thirteen weeks ended June 27, 2021, we purchased 5,092 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.

Page - 38

(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have expiration dates. As of June 27, 2021, $66.7 million remains available for repurchase under the existing authorization. The second amendment to our credit agreement prohibited us from repurchasing shares until July 1, 2021.

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

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	7/26/2021
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	7/26/2021
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	7/26/2021
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer and Senior Vice President

Page - 40