Form 10-Q
period 2021-09-26
TrueBlue, Inc.
filed 2021-10-25
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2021, there were 35,480,624 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	September 26, 2021	December 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$49,173	$62,507
Accounts receivable, net of allowance of $3,964 and $2,921	330,705	278,343
Prepaid expenses and other current assets	27,158	26,137
Income tax receivable	10,473	11,898
Total current assets	417,509	378,885
Property and equipment, net	86,414	71,734
Restricted cash and investments	223,832	240,534
Deferred income taxes, net	29,554	30,019
Goodwill	94,615	94,873
Intangible assets, net	23,769	28,929
Operating lease right-of-use assets, net	58,453	65,940
Workers’ compensation claims receivable, net	59,240	52,934
Other assets, net	16,406	16,729
Total assets	$1,009,792	$980,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$62,706	$58,447
Accrued wages and benefits	89,870	122,657
Current portion of workers’ compensation claims reserve	60,936	66,007
Current operating lease liabilities	12,650	13,938
Other current liabilities	12,622	7,918
Total current liabilities	238,784	268,967
Workers’ compensation claims reserve, less current portion	197,633	189,486
Long-term deferred compensation liabilities	27,915	26,361
Long-term operating lease liabilities	56,875	54,797
Other long-term liabilities	2,909	3,776
Total liabilities	524,116	543,387

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 35,455 and 35,493 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(15,634)	(14,828)
Retained earnings	501,309	452,017
Total shareholders’ equity	485,676	437,190
Total liabilities and shareholders’ equity	$1,009,792	$980,577
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue from services	$577,031	$474,530	$1,551,692	$1,327,726
Cost of services	430,529	364,066	1,158,148	1,007,878
Gross profit	146,502	110,464	393,544	319,848
Selling, general and administrative expense	118,748	90,100	326,657	304,681
Depreciation and amortization	6,426	7,652	20,405	24,002
Goodwill and intangible asset impairment charge	—	—	—	175,189
Income (loss) from operations	21,328	12,712	46,482	(184,024)
Interest expense and other income, net	581	(174)	1,880	(323)
Income (loss) before tax expense (benefit)	21,909	12,538	48,362	(184,347)
Income tax expense (benefit)	3,267	3,743	6,938	(34,480)
Net income (loss)	$18,642	$8,795	$41,424	$(149,867)

Net income (loss) per common share:
Basic	$0.53	$0.25	$1.19	$(4.20)
Diluted	$0.53	$0.25	$1.17	$(4.20)

Weighted average shares outstanding:
Basic	34,873	34,597	34,788	35,643
Diluted	35,475	34,904	35,255	35,643

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,296)	$386	$(806)	$(4,141)
Comprehensive income (loss)	$17,346	$9,181	$40,618	$(154,008)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 26, 2021	September 27, 2020
Cash flows from operating activities:
Net income (loss)	$41,424	$(149,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,405	24,002
Goodwill and intangible asset impairment charge	—	175,189
Provision for credit losses	2,881	6,582
Stock-based compensation	10,149	6,762
Deferred income taxes	445	(25,955)
Non-cash lease expense	11,173	11,115
Other operating activities	(1,484)	1,944
Changes in operating assets and liabilities:
Accounts receivable	(53,626)	55,408
Income tax receivable	963	(4,928)
Operating lease right-of-use asset	7,150	—
Other assets	(7,003)	(2,646)
Accounts payable and other accrued expenses	3,212	(12,723)
Other accrued wages and benefits	24,278	(7,395)
Deferred employer payroll taxes	(57,066)	36,312
Workers’ compensation claims reserve	3,075	(824)
Operating lease liabilities	(10,017)	(11,410)
Other liabilities	4,598	(2,798)
Net cash provided by operating activities	557	98,768
Cash flows from investing activities:
Capital expenditures	(28,772)	(16,244)
Purchases of restricted available-for-sale investments	(29)	(2,310)
Sales of restricted available-for-sale investments	793	3,212
Purchases of restricted held-to-maturity investments	—	(32,495)
Maturities of restricted held-to-maturity investments	18,346	24,358
Net cash used in investing activities	(9,662)	(23,479)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(52,346)
Net proceeds from employee stock purchase plans	754	734
Common stock repurchases for taxes upon vesting of restricted stock	(3,035)	(2,331)
Net change in revolving credit facility	—	(35,600)
Other	(270)	(1,436)
Net cash used in financing activities	(2,551)	(90,979)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(613)	(466)
Net change in cash, cash equivalents and restricted cash	(12,269)	(16,156)
Cash, cash equivalents and restricted cash, beginning of period	118,612	92,371
Cash, cash equivalents and restricted cash, end of period	$106,343	$76,215
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,174	$2,672
Income taxes	5,522	(3,414)
Operating lease liabilities	12,402	13,147
Non-cash transactions:
Property and equipment purchased but not yet paid	2,394	1,614
Right-of-use assets obtained in exchange for new operating lease liabilities	10,739	8,672
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The severity, magnitude and duration, as well as the economic consequences of the coronavirus (“COVID-19”) pandemic, are uncertain and difficult to predict. Therefore, our accounting estimates and assumptions could change materially in future periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020. The results of operations for the thirty-nine weeks ended September 26, 2021 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Reclassifications
Certain previously reported immaterial prior year amounts have been reclassified within current liabilities on our Consolidated Balance Sheets to conform to current year presentation. Additionally, we have separately presented deferred employer payroll taxes from prior period reported amounts within operating activities on our Consolidated Statements of Cash Flows.
Goodwill
We evaluate goodwill for impairment on an annual basis as of the first day of our fiscal second quarter, and whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, client engagement, or sale or disposition of a significant portion of a reporting unit. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, PeopleManagement On-Site, PeopleManagement Centerline, PeopleScout RPO, and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
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

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our 2021 annual impairment test performed as of March 29, 2021, all of our reporting units’ fair values were substantially in excess of their respective carrying values. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 29, 2021 to September 26, 2021.
Government incentives
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provided employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak. Additionally, we were allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. Deferred employer payroll taxes of $59.9 million were paid in full on September 15, 2021.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirty-nine weeks ended September 26, 2021 that had an impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 26, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,173	$49,173	$—	$—
Restricted cash and cash equivalents	57,170	57,170	—	—
Cash, cash equivalents and restricted cash (1)	$106,343	$106,343	$—	$—

Municipal debt securities	$61,255	$—	$61,255	$—
Corporate debt securities	73,622	—	73,622	—
Agency mortgage-backed securities	200	—	200	—
U.S. government and agency securities	1,089	—	1,089	—
Restricted investments classified as held-to-maturity (2)	$136,166	$—	$136,166	$—

Deferred compensation investments (3)	$6,254	$6,254	$—	$—

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$62,507	$62,507	$—	$—
Restricted cash and cash equivalents	56,105	56,105	—	—
Cash, cash equivalents and restricted cash (1)	$118,612	$118,612	$—	$—

Municipal debt securities	$70,723	$—	$70,723	$—
Corporate debt securities	85,937	—	85,937	—
Agency mortgage-backed securities	512	—	512	—
U.S. government and agency securities	1,124	—	1,124	—
Restricted investments classified as held-to-maturity (2)	$158,296	$—	$158,296	$—

Deferred compensation investments (3)	$5,915	$5,915	$—	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
(3)Deferred compensation investments consist of mutual funds and money market funds. Refer to Note 3: Restricted Cash and Investments for additional details on these investments.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	September 26, 2021	December 27, 2020
Cash collateral held by insurance carriers	$28,682	$26,025
Cash and cash equivalents held in Trust	27,370	29,410
Investments held in Trust	132,127	152,247
Deferred compensation investments	6,254	5,915
Company-owned life insurance policies	28,281	26,267
Other restricted cash and cash equivalents	1,118	670
Total restricted cash and investments	$223,832	$240,534
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of September 26, 2021 and December 27, 2020, were as follows:

	September 26, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$58,719	$2,536	$—	$61,255
Corporate debt securities	72,218	1,585	(181)	73,622
Agency mortgage-backed securities	193	7	—	200
U.S. government and agency securities	997	92	—	1,089
Total held-to-maturity investments	$132,127	$4,220	$(181)	$136,166

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$67,287	$3,436	$—	$70,723
Corporate debt securities	83,467	2,511	(41)	85,937
Agency mortgage-backed securities	493	19	—	512
U.S. government and agency securities	1,000	124	—	1,124
Total held-to-maturity investments	$152,247	$6,090	$(41)	$158,296
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 26, 2021
(in thousands)	Amortized cost	Fair value
Due in one year or less	$24,342	$24,572
Due after one year through five years	103,803	107,368
Due after five years through ten years	3,982	4,226
Total held-to-maturity investments	$132,127	$136,166
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold mutual funds, money market funds and company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to these investments still held at September 26, 2021 and September 27, 2020, included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Unrealized gains (losses)	$391	$1,452	$2,817	$(258)
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirty-nine weeks ended
(in thousands)	September 26, 2021	September 27, 2020
Beginning balance	$2,921	$4,288
Cumulative-effect adjustment (1)	—	524
Current period provision	2,881	6,582
Write-offs	(1,827)	(5,925)
Foreign currency translation	(11)	(22)
Ending balance	$3,964	$5,447
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our accounts receivable allowance for credit losses of $0.5 million as of the beginning of the first quarter of 2020.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other current assets

(in thousands)	September 26, 2021	December 27, 2020
Prepaid software agreements	$8,107	$8,643
Other prepaid expenses	9,825	8,631
Other current assets	9,226	8,863
Prepaid expenses and other current assets	$27,158	$26,137
Other current liabilities

(in thousands)	September 26, 2021	December 27, 2020
Deferred revenue	$6,483	$1,167
Other current liabilities	6,139	6,751
Other current liabilities	$12,622	$7,918
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% and 1.8% at September 26, 2021 and December 27, 2020, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of September 26, 2021.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 26, 2021	December 27, 2020
Undiscounted workers’ compensation reserve	$275,398	$273,502
Less discount on workers’ compensation reserve	16,829	18,009
Workers’ compensation reserve, net of discount	258,569	255,493
Less current portion	60,936	66,007
Long-term portion	$197,633	$189,486
Payments made against self-insured claims were $32.0 million and $40.6 million for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the thirty-nine weeks ended September 26, 2021 and fifty-two weeks ended December 27, 2020 were 1.6% and 1.3%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $60.6 million and $54.0 million, as of September 26, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $59.2 million and $52.9 million as of September 26, 2021 and December 27, 2020, respectively.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $13.3 million and $14.4 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended September 26, 2021 and September 27, 2020, respectively, and $32.7 million and $38.0 million for the thirty-nine weeks ended September 26, 2021 and September 27, 2020, respectively.
NOTE 6:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 26, 2021	December 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$22,786	$22,253
Cash and cash equivalents held in Trust	27,370	29,410
Investments held in Trust	132,127	152,247
Letters of credit (1)	6,160	6,095
Surety bonds (2)	21,969	20,616
Total collateral commitments	$210,412	$230,621
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
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated and are immaterial. We also believe that the aggregate range of reasonably possible losses for the Company's exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite our current belief, material differences in actual outcomes or changes in management's evaluation or predictions could arise that could have a material effect on the Company's financial condition, results of operations or cash flows.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Common stock shares
Beginning balance	35,510	36,052	35,493	38,593
Purchases and retirement of common stock	—	(627)	—	(3,557)
Net issuance under equity plans, including tax benefits	(55)	48	(72)	387
Stock-based compensation	—	(23)	34	27
Ending balance	35,455	35,450	35,455	35,450
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	479,567	430,525	452,017	639,210
Net income (loss)	18,642	8,795	41,424	(149,867)
Purchases and retirement of common stock (1)	—	—	—	(52,346)
Net issuance under equity plans, including tax benefits	(133)	(177)	(2,281)	(1,597)
Stock-based compensation	3,233	2,417	10,149	6,762
Change in accounting standard cumulative-effect adjustment (2)	—	—	—	(602)
Ending balance	501,309	441,560	501,309	441,560
Accumulated other comprehensive loss
Beginning balance, net of tax	(14,338)	(17,765)	(14,828)	(13,238)
Foreign currency translation adjustment	(1,296)	386	(806)	(4,141)
Ending balance, net of tax	(15,634)	(17,379)	(15,634)	(17,379)
Total shareholders’ equity ending balance	$485,676	$424,182	$485,676	$424,182
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

Page - 12

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
Our effective income tax rate for the thirty-nine weeks ended September 26, 2021 was 14.3%. The difference between the statutory federal income tax rate of 21% and our effective tax rate was primarily due to hiring credits, including the Work Opportunity Tax Credit (“WOTC”), offset by state income taxes. WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible and non-taxable items and tax effects of stock-based compensation.
NOTE 9:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income (loss)	$18,642	$8,795	$41,424	$(149,867)

Weighted average number of common shares used in basic net income (loss) per common share	34,873	34,597	34,788	35,643
Dilutive effect of non-vested stock-based awards	602	307	467	—
Weighted average number of common shares used in diluted net income (loss) per common share	35,475	34,904	35,255	35,643

Net income (loss) per common share:
Basic	$0.53	$0.25	$1.19	$(4.20)
Diluted	$0.53	$0.25	$1.17	$(4.20)

Anti-dilutive shares	24	595	47	1,006
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
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•PeopleManagement On-Site: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehouse, and distribution facilities; and
•PeopleManagement Centerline: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue from services:
Contingent staffing
PeopleReady	$349,056	$293,546	$908,764	$801,991
PeopleManagement	157,789	147,241	461,899	407,516
Human resource outsourcing
PeopleScout	70,186	33,743	181,029	118,219
Total company	$577,031	$474,530	$1,551,692	$1,327,726
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Segment profit:
PeopleReady	$24,690	$18,714	$54,987	$27,002
PeopleManagement	2,360	4,574	8,697	6,063
PeopleScout	9,778	349	24,672	75
Total segment profit	36,828	23,637	88,356	33,140
Corporate unallocated	(7,667)	(5,968)	(20,593)	(16,106)
Third-party processing fees for hiring tax credits	(419)	(174)	(584)	(309)
Amortization of software as a service assets	(670)	(575)	(1,989)	(1,692)
Goodwill and intangible asset impairment charge	—	—	—	(175,189)
Workforce reduction costs	(110)	(270)	(194)	(12,589)
COVID-19 government subsidies, net	92	4,071	4,131	7,175
Other benefits (costs)	(300)	(357)	(2,240)	5,548
Depreciation and amortization	(6,426)	(7,652)	(20,405)	(24,002)
Income (loss) from operations	21,328	12,712	46,482	(184,024)
Interest expense and other income, net	581	(174)	1,880	(323)
Income (loss) before tax expense (benefit)	$21,909	$12,538	$48,362	$(184,347)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 14

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The COVID-19 pandemic
Beginning in early 2020, the coronavirus (“COVID-19”) pandemic has led to a series of significant economic disruptions globally. Throughout the pandemic, our business has remained open and we have continued to provide key services to essential businesses and other businesses as COVID-19 restrictions have lifted. Currently in our two largest markets, the United States of America (“U.S.”) and Canada, vaccinations continue to be a top priority and are being supported by governmental programs. As of October 18, 2021, approximately 57% of the U.S. and 73% of the Canadian populations have been fully vaccinated. While the vaccination programs have helped to reopen these markets, we continue to monitor the pandemic’s evolution closely. Despite an uneven recovery in certain markets and industries, we are seeing growth in new client wins and higher existing client volumes, particularly in those markets and industries hit hardest by COVID-19. In addition, our continued focus on efficiently managing costs while investing in digital strategies and sales resources has allowed us to accelerate our strategic priorities and emerge stronger as the economy recovers.
For additional discussion on the uncertainties and business risks associated with COVID-19, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Third quarter of 2021 highlights
Revenue from services
Total company revenue grew 21.6% to $577.0 million for the thirteen weeks ended September 26, 2021, compared to the same period in the prior year. The increase was due to the recovery of client demand for our services, which experienced a significant drop in the prior year due to the negative impact of the COVID-19 pandemic. This increase is primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new client wins.

Page - 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

•PeopleReady, our largest segment by revenue, experienced revenue growth of 18.9% to $349.1 million for the thirteen weeks ended September 26, 2021, compared to the same period in the prior year. PeopleReady provides a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady has seen a continued recovery across most geographies and industries, especially those in industries that were hit the hardest by COVID-19, such as construction, transportation, manufacturing, retail and hospitality. The growth in demand was partially offset by a shortage in the supply of workers in certain markets that we believe has been temporarily impacted by government responses to COVID-19, which have included stimulus checks, elevated federal unemployment benefits, accelerated payments of the child tax credit, and other direct payments to individuals. Even as workers have exited federal and state unemployment programs late in the third quarter of 2021, we believe workers have been slow to return to the workforce for many reasons including health or childcare concerns, and instead are relying on personal savings or other means to supplement their income until they choose to return to work. As compared to our other segments, PeopleReady experienced the most pressure on the available supply of workers, primarily due to a lower average wage, the temporary nature of the positions, and the shorter notice period we receive to fill open positions.

•PeopleManagement, our second largest segment by revenue, experienced revenue growth of 7.2% to $157.8 million for the thirteen weeks ended September 26, 2021, compared to the same period in the prior year. PeopleManagement supplies an outsourced workforce that involves multi-year, multi-million dollar on-site and driver relationships. PeopleManagement continued to see revenue growth during the fiscal third quarter of 2021 compared to the same period in the prior year due to significant new client wins. Estimated annualized revenue from new client wins during the thirty-nine weeks ended September 26, 2021 was $86 million, as compared to the average of the prior three years of approximately $60 million. However, the pace of revenue recovery slowed due to worker supply and supply chain related production slow-downs in key industries, such as automotive, manufacturing and retail.
•PeopleScout, our smallest segment by revenue, experienced revenue growth of 108.0% to $70.2 million for the thirteen weeks ended September 26, 2021, compared to the same period in the prior year. PeopleScout offers RPO and MSP solutions. PeopleScout has seen a strong recovery in volume from existing clients, especially those in industries that were hit hardest by COVID-19, such as travel and leisure, as well as new client wins. New client wins contributed $5.4 million of revenue for the thirteen weeks ended September 26, 2021 within a variety of industries including retail, health care and transportation. Estimated annualized revenue from new client wins during the thirty-nine weeks ended September 26, 2021 was $38 million, as compared to the average of the prior three years of approximately $9 million.
Gross profit
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 26, 2021 increased by 210 basis points to 25.4%, compared to 23.3% for the same period in the prior year. Our staffing businesses contributed 110 basis points of improvement, primarily attributable to a benefit of 70 basis points due to lower workers’ compensation expense as a result of a reduction to prior year reserves associated with favorable patterns in claim development, and the remaining 40 basis points due to increased sales mix from our PeopleReady segment, which has a higher gross margin profile than PeopleManagement, our other staffing segment. Our PeopleScout business contributed the remaining 100 basis points of expansion from improved recruiter utilization on increasing volumes.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $28.6 million to $118.7 million, or 20.6% of revenue for the thirteen weeks ended September 26, 2021, compared to $90.1 million, or 19.0% of revenue for the same period in the prior year, an increase of 160 basis points. The prior period included a $4.0 million reduction to SG&A due to government employment subsidies which did not recur in the current period, driving an increase of 80 basis points. The remaining 80 basis point increase was due to the temporary cost saving actions from 2020 which were discontinued as revenue trends improved. We have continued to balance cost discipline with preserving our operational strengths, which has positioned us well for growth as economic conditions continue to improve.
Income from operations
Total company income from operations was $21.3 million, or 3.7% of revenue for the thirteen weeks ended September 26, 2021, compared to $12.7 million, or 2.7% of revenue for the same period in the prior year. The increase in income from operations was due to improving revenue trends led by recovering industry performance, including those disproportionately impacted by COVID-19, a series of new client wins, and expanding gross margin, which collectively increased income from operations margin by 100 basis points.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net income
Net income was $18.6 million, or $0.53 per diluted share for the thirteen weeks ended September 26, 2021, compared to $8.8 million, or $0.25 per diluted share for the same period in the prior year. Net income for the thirteen weeks ended September 26, 2021 includes income tax expense of $3.3 million resulting in an effective tax rate of 14.9%, compared to an expense of $3.7 million and an effective tax rate of 29.9% for the same period in the prior year. The higher effective tax rate in the prior year was due to lower benefits from hiring credits, primarily the federal Work Opportunity Tax Credit (“WOTC”), and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The difference between our statutory tax rate of 21% and our effective income tax rate results primarily from hiring credits, including WOTC, and the CARES Act. WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back losses to obtain refunds related to prior year tax returns where the federal tax rate was 35%.
Additional highlights
As of September 26, 2021, we were in a strong financial position with cash and cash equivalents of $49.2 million, no outstanding debt and $293.8 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $343.0 million.
RESULTS OF OPERATIONS
We report our business as three reportable segments described below and in Note 10: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.
•PeopleReady provides access to qualified associates through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, retail, waste and recycling, energy, hospitality and general labor. As of December 27, 2020, we had a network of 629 branches across all 50 states, Canada and Puerto Rico. Complementing our branch network is our industry-leading mobile app, JobStackTM, which connects people with work 24 hours a day, seven days a week. This creates a virtual exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates, as we embrace a digital future.
•PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility. We provide scalable solutions to meet the volume requirements of labor-intensive manufacturing, warehouse and distribution facilities. Our dedicated service teams work closely with on-site management as an integral part of the production and logistics process, managing all or a subset of the contingent labor for a facility or operational function. Our on-site staffing solutions provide large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total workforce cost, increase safety and compliance, improve retention, create greater volume flexibility, and enhance strategic decision-making through robust reporting and analytics. Our On-Site operating segment includes our Staff Management | SMX and SIMOS Insourcing Solutions branded service offerings, which provide hourly and productivity-based (cost per unit) pricing options for industrial staffing solutions. Client contracts are generally multi-year in duration. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type, and degree of recruiting difficulty.
PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline delivers drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs, ensure compliance, and deliver improved service.

Page - 17

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
Total company results

The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 26, 2021	% of revenue	Sep 27, 2020	% of revenue	Sep 26, 2021	% of revenue	Sep 27, 2020	% of revenue
Revenue from services	$577,031		$474,530		$1,551,692		$1,327,726

Gross profit	$146,502	25.4%	$110,464	23.3%	$393,544	25.4%	$319,848	24.1%
Selling, general and administrative expense	118,748	20.6	90,100	19.0	326,657	21.1	304,681	22.9
Depreciation and amortization	6,426	1.1	7,652	1.6	20,405	1.3	24,002	1.8
Goodwill and intangible asset impairment charge	—	—	—	—	—	—	175,189	13.3
Income (loss) from operations	21,328	3.7%	12,712	2.7%	46,482	3.0%	(184,024)	(13.9)%
Interest expense and other income, net	581		(174)		1,880		(323)
Income (loss) before tax expense (benefit)	21,909		12,538		48,362		(184,347)
Income tax expense (benefit)	3,267		3,743		6,938		(34,480)
Net income (loss)	$18,642	3.2%	$8,795	1.9%	$41,424	2.7%	$(149,867)	(11.3)%

Net income (loss) per diluted share	$0.53		$0.25		$1.17		$(4.20)

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Revenue from services
Revenue from services by reportable segment was as follows:

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Growth %	Segment % of total	Sep 27, 2020	Segment % of total	Sep 26, 2021	Growth %	Segment % of total	Sep 27, 2020	Segment % of total
Revenue from services:
PeopleReady	$349,056	18.9%	60.5%	$293,546	61.9%	$908,764	13.3%	58.5%	$801,991	60.4%
PeopleManagement	157,789	7.2%	27.3	147,241	31.0	461,899	13.3%	29.8	407,516	30.7
PeopleScout	70,186	108.0%	12.2	33,743	7.1	181,029	53.1%	11.7	118,219	8.9
Total company	$577,031	21.6%	100.0%	$474,530	100.0%	$1,551,692	16.9%	100.0%	$1,327,726	100.0%
Our PeopleReady and PeopleManagement segments supply contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for a rapid response to uncertain business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs.
Our PeopleScout segment transitions our clients’ internal human resources and labor procurement functions to PeopleScout on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers like PeopleScout. PeopleScout can more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs.
As a result of the factors above, client demand for contingent workforce solutions and outsourced recruiting services are dependent on the overall strength of the economy and labor market, and trends in workforce flexibility.
Total company revenue grew 21.6% to $577.0 million for the thirteen weeks ended September 26, 2021, and grew 16.9% to $1,551.7 million for the thirty-nine weeks ended September 26, 2021, compared to the same periods in the prior year, respectively. The increase was due to the recovery of client demand for our services, which experienced a significant drop in the prior year due to the negative impact of the COVID-19 pandemic. This increase was primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new client wins.
PeopleReady
PeopleReady revenue grew to $349.1 million for the thirteen weeks ended September 26, 2021, an 18.9% increase compared to the same period in the prior year, and grew to $908.8 million for the thirty-nine weeks ended September 26, 2021, a 13.3% increase compared to the same period in the prior year. PeopleReady has seen improved revenue trends across most geographies and industries, especially those in industries that were hit the hardest by COVID-19, such as construction, transportation, manufacturing, retail and hospitality. The growth in demand was partially offset by a shortage in the supply of workers in certain markets that we believe has been temporarily impacted by government responses to COVID-19, which have included stimulus checks, elevated federal unemployment benefits, accelerated payments of the child tax credit, and other direct payments to individuals. Even as workers have exited federal and state unemployment programs late in the third quarter of 2021, we believe workers have been slow to return to the workforce for many reasons including health or childcare concerns, and instead are relying on personal savings or other means to supplement their income until they choose to return to work. As compared to our other segments, PeopleReady experienced the most pressure on the available supply of workers, primarily due to a lower average wage, the temporary nature of the positions, and the shorter notice period we receive to fill open positions.
We believe the revenue growth has been supported by the use of our industry-leading JobStack mobile app that digitally connects workers with jobs. During the third quarter of 2021, PeopleReady dispatched approximately 940,000 shifts via JobStack and achieved a digital fill rate of 58%, an improvement of seven percentage points compared to the same period in the prior year.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew to $157.8 million for the thirteen weeks ended September 26, 2021, a 7.2% increase compared to the same period in the prior year, and grew to $461.9 million for the thirty-nine weeks ended September 26, 2021, a 13.3% increase compared to the same period in the prior year. PeopleManagement continued to see revenue growth due to significant new client wins. Estimated annualized revenue from new client wins during the thirty-nine weeks ended September 26, 2021 was $86 million, as compared to the average of the prior three years of approximately $60 million. However, the pace of revenue recovery slowed due to worker supply and supply chain related production slow-downs in key industries, such as automotive, manufacturing and retail.
PeopleScout
PeopleScout revenue grew to $70.2 million for the thirteen weeks ended September 26, 2021, a 108.0% increase compared to the same period in the prior year, and grew to $181.0 million for the thirty-nine weeks ended September 26, 2021, a 53.1% increase compared to the same period in the prior year. PeopleScout has seen a strong recovery in volume from existing clients, especially those in industries that were hit the hardest by COVID-19, such as travel and leisure, as well as new client wins. New client wins contributed $5.4 million of revenue for the thirteen weeks ended September 26, 2021 within a variety of industries including retail, health care and transportation. Estimated annualized revenue from new client wins during the thirty-nine weeks ended September 26, 2021 was $38 million, as compared to the average of the prior three years of approximately $9 million.
Gross profit
Gross profit was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Gross profit	$146,502	$110,464	$393,544	$319,848
Percentage of revenue	25.4%	23.3%	25.4%	24.1%
Gross profit as a percentage of revenue grew 210 basis points to 25.4% for the thirteen weeks ended September 26, 2021, compared to 23.3% for the same period in the prior year. Our staffing businesses contributed 110 basis points of improvement, primarily attributable to a benefit of 70 basis points due to lower workers’ compensation expense as a result of a reduction to prior year reserves associated with favorable patterns in claim development, and the remaining 40 basis points due to increased sales mix from our PeopleReady segment, which has a higher gross margin profile than PeopleManagement, our other staffing segment. Our PeopleScout business contributed the remaining 100 basis points of expansion from improved recruiter utilization on increasing volumes.
Gross profit as a percentage of revenue grew 130 basis points to 25.4% for the thirty-nine weeks ended September 26, 2021, compared to 24.1% for the same period in the prior year. Our staffing businesses contributed 10 basis points of improvement, primarily attributable to a benefit of 60 basis points due to lower workers compensation expense as a result of a reduction to prior year reserves largely associated with favorable patterns in claim development, offset by 50 basis points of compression from a non-recurring benefit in the prior year related to a reduction in expected costs to comply with the Affordable Care Act. Our PeopleScout business contributed the remaining 120 basis points of expansion, with 30 basis points due to workforce reduction costs incurred in the prior year and 90 basis points from improved recruiter utilization on increasing volumes.
SG&A expense
SG&A expense was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Selling, general and administrative expense	$118,748	$90,100	$326,657	$304,681
Percentage of revenue	20.6%	19.0%	21.1%	22.9%

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total company SG&A expense increased by $28.6 million to $118.7 million, or 20.6% of revenue for the thirteen weeks ended September 26, 2021, compared to $90.1 million, or 19.0% of revenue for the same period in the prior year. As a percentage of revenue, SG&A increased 160 basis points. The prior period included a $4.0 million reduction to SG&A due to government employment subsidies which did not recur in the current period, driving an increase of 80 basis points. We took steps during fiscal 2020 to reduce SG&A expense while preserving our operational strengths, to ensure the business was well-positioned for growth as economic conditions improved. Our focus on efficiently managing costs while ensuring we continue to invest in sales resources and digital strategies has allowed us to accelerate our strategic priorities and emerge stronger as the economy continues to recover. The remaining 80 basis point increase was due to the temporary cost saving actions from 2020 which were discontinued as revenue trends improved.
Total company SG&A expense increased by $22.0 million to $326.7 million, or 21.1% of revenue for the thirty-nine weeks ended September 26, 2021, compared to $304.7 million, or 22.9% of revenue for the same period in the prior year. As a percentage of revenue, SG&A decreased 180 basis points. The prior period included workforce reduction costs of $8.9 million incurred as a result of COVID-19, a decrease of 70 basis points. This was partially offset by a reduction in government employment subsidies received in the current year of $3.4 million as compared to the same period in the prior year, an increase of 30 basis points. The remaining 140 basis point decrease was due to lower operating costs in the first half of 2021 due to steps we took during fiscal 2020 to reduce SG&A expense while preserving our operational strengths, to ensure the business was well-positioned for growth as economic conditions improved. Our focus on efficiently managing costs while ensuring we continue to invest in sales resources and digital strategies has allowed us to accelerate our strategic priorities and emerge stronger as the economy continues to recover.
Depreciation and amortization
Depreciation and amortization was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Depreciation and amortization	$6,426	$7,652	$20,405	$24,002
Percentage of revenue	1.1%	1.6%	1.3%	1.8%
Depreciation and amortization decreased for the thirteen and thirty-nine weeks ended September 26, 2021 compared to the same period in the prior year, respectively, due to assets becoming fully depreciated and amortized during 2021. Additionally, the impairment to our acquired client relationships intangible assets of $34.7 million in the fiscal first quarter of 2020, resulted in a decline in amortization expense for the thirty-nine weeks ended September 26, 2021.
Goodwill and intangible asset impairment charge
Goodwill and intangible asset impairment charge was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Goodwill and intangible asset impairment charge	$—	$—	$—	$175,189
As a result of the decrease in demand for our services primarily due to the economic impact caused by COVID-19, we lowered our future expectations, which was the primary trigger of an impairment of our goodwill and acquired client relationships intangible assets recorded in the thirty-nine weeks ended September 27, 2020. As a result of our interim impairment test in the fiscal first quarter of 2020, we concluded that the carrying amounts of goodwill for PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million. The total goodwill carrying value of $45.9 million for PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The impairment to our acquired client relationships intangible assets was $34.7 million. The impairment charge for PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets was $25.0 million and $9.7 million, respectively.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes
The income tax expense and the effective income tax rate were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Income tax expense (benefit)	$3,267	$3,743	$6,938	$(34,480)
Effective income tax rate	14.9%	29.9%	14.3%	18.7%
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
The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021%		Sep 27, 2020%		Sep 26, 2021%		Sep 27, 2020%
Income (loss) before tax expense (benefit)	$21,909		$12,538		$48,362		$(184,347)

Federal income tax expense (benefit) at statutory rate	$4,601	21.0%	$2,633	21.0%	$10,156	21.0%	$(38,713)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,176	5.4	631	5.0	2,455	5.1	(9,321)	5.1
Non-deductible goodwill impairment charge	—	—	—	—	—	—	21,849	(11.9)
CARES Act	—	—	657	5.2	(438)	(0.9)	(5,041)	2.7
Hiring tax credits, net	(2,935)	(13.4)	(866)	(6.9)	(6,341)	(13.1)	(4,848)	2.6
Non-deductible and non-taxable items	436	1.9	300	2.4	747	1.5	(32)	0.1
Stock-based compensation	(117)	(0.5)	237	1.9	149	0.3	1,121	(0.6)
Foreign taxes and other, net	106	0.5	151	1.3	210	0.4	505	(0.3)
Income tax expense (benefit)	$3,267	14.9%	$3,743	29.9%	$6,938	14.3%	$(34,480)	18.7%
For the thirteen weeks ended September 26, 2021 we incurred income tax expense of $3.3 million and had an effective tax rate of 14.9%, compared to an expense of $3.7 million and an effective tax rate of 29.9% for the same period in the prior year. The higher effective tax rate in the prior year was due to lower benefits from hiring credits, primarily WOTC, and the CARES Act.
The difference between the statutory federal income tax rate of 21% and our effective tax rate of 14.3% for the thirty-nine weeks ended September 26, 2021 was primarily due to hiring credits, including WOTC, offset by state income taxes. The tax benefit of $34.5 million for the thirty-nine weeks ended September 27, 2020 was primarily the result of the pre-tax loss, benefits from the CARES Act, and hiring tax credits, partially offset by a non-deductible goodwill and intangible asset impairment charge, as described below. The higher effective tax rate in the prior year was due to lower benefits from hiring credits, primarily WOTC, and the CARES Act.
The CARES Act was enacted in the U.S. on March 27, 2020. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provides certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%. The net operating loss carry back benefit will vary depending on estimated results for the year.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
The non-deductible goodwill and intangible asset impairment charge relates to an impairment of the carrying amounts of goodwill and other intangible assets of $175.2 million in the fiscal first quarter of 2020. Of the total impairment loss, $84.7 million (tax-effected $21.8 million) related to reporting units from stock acquisitions and accordingly were not deductible for tax purposes. The remaining impairment loss of $90.5 million (tax-effected $23.3 million) related to reporting units from asset acquisitions and accordingly were deductible for tax purposes.
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
Segment profit should not be considered a measure of financial performance in isolation nor as an alternative to net income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Revenue from services	$349,056	$293,546	$908,764	$801,991
Segment profit	24,690	18,714	54,987	27,002
Percentage of revenue	7.1%	6.4%	6.1%	3.4%
PeopleReady segment profit grew $6.0 million and $28.0 million for the thirteen and thirty-nine weeks ended September 26, 2021, compared to the same period in the prior year, respectively. PeopleReady has seen improved revenue trends across most geographies and industries, especially those in industries that were hit the hardest by COVID-19, such as construction, transportation, manufacturing, retail and hospitality. Segment profit margin improvements benefited from lower workers’ compensation costs due to a reduction to prior year reserves largely associated with favorable patterns in claim development, higher bill rates compared to pay rates, and disciplined cost management.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Revenue from services	$157,789	$147,241	$461,899	$407,516
Segment profit	2,360	4,574	8,697	6,063
Percentage of revenue	1.5%	3.1%	1.9%	1.5%
PeopleManagement segment profit declined $2.2 million and grew $2.6 million for the thirteen and thirty-nine weeks ended September 26, 2021, compared to the same period in the prior year, respectively. Segment profit declined for the thirteen weeks ended September 26, 2021 primarily due to the discontinuation of temporary cost reductions taken in 2020, as well as higher variable expense tied to new business growth, including recruiting costs which have increased to counteract worker supply

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

challenges. Segment profit growth for the thirty-nine weeks ended September 26, 2021 was primarily due to improving client volume and new client wins creating operating leverage in the current year.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 26, 2021	Sep 27, 2020	Sep 26, 2021	Sep 27, 2020
Revenue from services	$70,186	$33,743	$181,029	$118,219
Segment profit	9,778	349	24,672	75
Percentage of revenue	13.9%	1.0%	13.6%	0.1%
PeopleScout segment profit grew $9.4 million and $24.6 million for the thirteen and thirty-nine weeks ended September 26, 2021, compared to the same period in the prior year, respectively. Segment profit improved as the result of operating leverage and increased utilization of recruiting staff as volumes recovered within existing clients, especially those in industries hit the hardest by COVID-19, such as travel and leisure, as well as new client wins.
FUTURE OUTLOOK
Due to the uncertainty surrounding COVID-19 and its impact on the business environment, we have limited visibility into our future financial condition, results of operations or cash flows. However, we believe there is value in providing highlights of our expectations for future financial performance. The following highlights represent our operating outlook for the fiscal fourth quarter of 2021. These expectations are subject to revision as our business changes with the overall economy.
•We are not providing customary revenue guidance for the fiscal fourth quarter of 2021. However, our historical fourth quarter revenue has been consistent with our fiscal third quarter revenue over the prior four years, excluding the fiscal fourth quarter of 2020.
•We anticipate gross margin expansion to be between 140 and 180 basis points for the fiscal fourth quarter of 2021 compared to the same period in the prior year. This improvement is expected to be driven by improving revenue mix from PeopleScout, our highest margin segment, and customer mix.
•For the fiscal fourth quarter of 2021, we anticipate SG&A expense to be between $126 million and $130 million. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth. We are also implementing pilot projects to further reduce the costs of our PeopleReady branch network through a greater use of technology, centralizing work activities, and repurposing of job roles, while maintaining the strength of our geographic footprint. These pilots will occur through 2021 and, if successful, could lead to additional efficiencies in the future.
•We expect our effective income tax rate for the fiscal fourth quarter of 2021 to be between 12% and 16%.
•Capital expenditures for the fiscal fourth quarter of 2021 will be approximately $10 million. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.
•We are actively monitoring the Occupational Safety and Health Administration’s potential vaccine and testing mandate. The impact on our results could have a wide range of outcomes and is mainly contingent on the definition of a qualified employee and who is responsible for paying for the testing of unvaccinated workers. We are actively communicating with national officials to understand the logistics behind the policy.
•We believe the additional government spending on infrastructure projects in the American Jobs Plan, as proposed by the current administration, may generate additional demand for industrial staffing businesses especially within the construction, energy and transportation industries.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY
Cash flows from operating activities

	Thirty-nine weeks ended
(in thousands)	Sep 26, 2021	Sep 27, 2020
Net income (loss)	$41,424	$(149,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,405	24,002
Goodwill and intangible asset impairment charge	—	175,189
Provision for credit losses	2,881	6,582
Non-cash lease expense, net of changes in operating lease liabilities	1,156	(295)
Stock-based compensation	10,149	6,762
Deferred income taxes	445	(25,955)
Other operating activities	(1,484)	1,944
Changes in operating assets and liabilities:
Accounts receivable	(53,626)	55,408
Accounts payable and other accrued expenses	3,212	(12,723)
Other accrued wages and benefits	24,278	(7,395)
Deferred employer payroll taxes	(57,066)	36,312
Income tax receivable	963	(4,928)
Operating lease right-of-use asset	7,150	—
Other assets	(7,003)	(2,646)
Workers’ compensation claims reserve	3,075	(824)
Other liabilities	4,598	(2,798)
Net cash provided by operating activities	$557	$98,768
Net cash provided by operating activities decreased to $0.6 million for the thirty-nine weeks ended September 26, 2021, compared to $98.8 million for the same period in the prior year.
Adjustments to reconcile net income to net cash provided by operating activities for the thirty-nine weeks ended September 26, 2021 changed from the prior year primarily due to:
•Decrease in depreciation and amortization expense due to the impairment of amortizable intangible assets of $34.7 million during the fiscal first quarter of 2020, as well as assets that were fully amortized or depreciated during fiscal 2021.
•Decrease in the provision for credit losses on accounts receivable primarily due to improved collection efforts for past due receivable balances. The provision for credit losses on accounts receivable as a percent of revenue decreased to 0.19% for the thirty-nine weeks ended September 26, 2021, from 0.50% for the same period in the prior year.
•Increase in stock-based compensation expense relative to the prior year primarily due to performance-based awards tied to company performance, which has improved during the thirty-nine weeks ended September 26, 2021.
•Increase in deferred income tax expense relative to the prior year benefit primarily due to the $23.3 million discrete tax benefit resulting from goodwill and intangible asset impairment charges in the fiscal first quarter of 2020.
•Decrease in other operating activities primarily due to $2.8 million in unrealized gains on deferred compensation investments for the thirty-nine weeks ended September 26, 2021 as a result of the recovering economy, as compared to $0.3 million in unrealized losses on deferred compensation investments in the prior year due to declines in global equity investments.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Changes to operating assets and liabilities for the thirty-nine weeks ended September 26, 2021 were primarily due to:
•Cash used by accounts receivable of $53.6 million primarily due to increased revenue driven by the recovery of client demand for our services and seasonal revenue increases, as well as an increase in our days sales outstanding of 3.1 days compared to the year ended December 27, 2020. The increase in days sales outstanding was primarily due to a higher percentage of receivables with longer payment terms. When comparing days sales outstanding to the same period in the prior year, days sales outstanding decreased 2.0 days, primarily due to focused collection efforts.
Cash provided by accounts receivable of $55.4 million for the thirty-nine weeks ended September 27, 2020 was primarily due to lower revenue from a decline in demand for our services primarily due to the economic impact caused by COVID-19, resulting in an overall decrease in accounts receivable. This decrease was partially offset by an increase in our days sales outstanding of 1.0 days during the thirty-nine weeks ended September 27, 2020, caused by a mix of clients with longer payment terms and payment delays from certain clients that were severely impacted by COVID-19.
•Cash provided by other accrued wages and benefits of $24.3 million was primarily due to the timing of payroll tax payments, as well as higher accrued wages and benefits consistent with our business recovery and lower accrued associate wages at the prior year-end due to the holiday week.
•The CARES Act allowed for the deferral of the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. Cash used by deferred employer payroll taxes of $57.1 million for the thirty-nine weeks ended September 26, 2021 was primarily due to the full repayment as of September 15, 2021. Cash provided by the deferral of employer payroll taxes was $36.3 million for the thirty-nine weeks ended September 27, 2020.
•Cash provided by operating lease right-of-use asset of $7.2 million represents reimbursable costs we incurred for the build-out of our Chicago support center, that were collected from our landlord during the thirty-nine weeks ended September 26, 2021.
•Generally, our workers’ compensation claims reserve for estimated claims increase as contingent labor services increase, as is the case in the current year, and decrease as contingent labor services decline, as is the case in the prior year. Our worker safety programs have had a positive impact and have created favorable adjustments to our workers’ compensation liabilities recorded in prior periods, which slightly offset the increase in reserves in the current year as contingent labor services increase.
•Cash provided by other liabilities of $4.6 million was primarily due to advanced payments from clients within our PeopleScout business.
Cash flows from investing activities

	Thirty-nine weeks ended
(in thousands)	Sep 26, 2021	Sep 27, 2020
Capital expenditures	$(28,772)	$(16,244)
Purchases and sales of restricted investments	19,110	(7,235)
Net cash used in investing activities	$(9,662)	$(23,479)
Net cash used in investing activities was $9.7 million for the thirty-nine weeks ended September 26, 2021, compared to $23.5 million for the same period in the prior year.
Capital expenditures for the thirty-nine weeks ended September 26, 2021 include build-out costs for our Chicago support center of $8.1 million, as well as our continued investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile apps to improve access to workers and candidates, as well as improve the speed and ease of connecting our clients and workers for our staffing businesses, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include our JobStack mobile app in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Restricted investments consist of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs, as well as collateral to support the deferred compensation plan. Cash provided by net purchases and sales of restricted investments increased $26.3 million during the thirty-nine week periods ended September 26, 2021, as compared to the same period in the prior year, primarily due to changes in the timing of collateral contributions as required by our insurance carriers.
Cash flows from financing activities

	Thirty-nine weeks ended
(in thousands)	Sep 26, 2021	Sep 27, 2020
Purchases and retirement of common stock	$—	$(52,346)
Net proceeds from employee stock purchase plans	754	734
Common stock repurchases for taxes upon vesting of restricted stock	(3,035)	(2,331)
Net change in revolving credit facility	—	(35,600)
Other	(270)	(1,436)
Net cash used in financing activities	$(2,551)	$(90,979)
Net cash used in financing activities was $2.6 million for the thirty-nine weeks ended September 26, 2021, compared to $91.0 million for the same period in the prior year.
Net cash used in financing activities of $91.0 million for the thirty-nine weeks ended September 27, 2020, was primarily due to the repurchase of $40.0 million of our common stock under an accelerated share repurchase program and $12.4 million of our common stock in the open market for a total of $52.4 million of common stock. In addition, cash of $35.6 million was used to pay down our Revolving Credit Facility.
CAPITAL RESOURCES
Revolving credit facility
Under our Revolving Credit Facility, which matures on March 16, 2025, we have the ability to increase our borrowing from $300 million up to $450 million, subject to bank approval.
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect starting the fiscal third quarter of 2021 and thereafter:
•Consolidated leverage ratio less than 4.00 for the third and fourth quarters of 2021 and less than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of September 26, 2021, our consolidated leverage ratio was 0.1.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of September 26, 2021, our consolidated fixed charge ratio was 52.3.
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

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	Sep 26, 2021	Dec 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$22,786	$22,253
Cash and cash equivalents held in Trust	27,370	29,410
Investments held in Trust	132,127	152,247
Letters of credit (1)	6,160	6,095
Surety bonds (2)	21,969	20,616
Total collateral commitments	$210,412	$230,621

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
Total collateral commitments decreased $20.2 million during the thirty-nine week period ended September 26, 2021 primarily due to timing of collateral contributions as required by our insurance carriers and the use of collateral to satisfy workers’ compensation claims.
At September 26, 2021, we had restricted cash and investments totaling $223.8 million. Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. The majority of our collateral obligations are held in a Trust. See Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our restricted cash and investments. We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	Sep 26, 2021	Dec 27, 2020
Total workers’ compensation reserve, net of discount	$258,569	$255,493
Add back discount on workers’ compensation reserve (1)	16,829	18,009
Less excess claims reserve (2)	(60,622)	(54,019)
Reimbursable payments to insurance provider (3)	2,347	6,373
Other (4)	(6,711)	4,765
Total collateral commitments	$210,412	$230,621
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
Our workers’ compensation claims reserve for claims below the deductible limit is discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At September 26, 2021, the weighted average discount rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the thirty-nine weeks ended September 26, 2021 and fifty-two weeks ended December 27, 2020 were 1.6% and 1.3%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $60.6 million and $54.0 million, as of September 26, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $59.2 million and $52.9 million as of September 26, 2021 and December 27, 2020, respectively.

Page - 29

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
FUTURE OUTLOOK
We are providing the following future liquidity and capital resources outlook for the fourth quarter and full year of fiscal 2021:
•We expect our Revolving Credit Facility and strong financial position to provide ample liquidity. As of September 26, 2021, we had no debt outstanding on our Revolving Credit Facility leaving $294 million unused under the Revolving Credit Facility. We have the option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
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
•As of September 26, 2021, $67 million remains available for repurchase of common stock under existing authorizations. We have historically returned capital to shareholders through stock repurchases.
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

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a control premium of 23.2%.
We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our 2021 annual impairment test performed as of March 29, 2021, all reporting units’ fair values were substantially in excess of their respective carrying values. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 29, 2021 to September 26, 2021.
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
We performed our annual indefinite-lived intangible asset impairment test for 2021, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 29, 2021 to September 26, 2021.
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
During the fiscal third quarter of 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 26, 2021.
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

Page - 31

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
COVID-19 caused significant negative impacts on our operations and stock price. Our revenue declined substantially beginning in the second half of March 2020 because of COVID-19 and may remain suppressed while economic conditions return to pre-pandemic levels. Further deterioration in economic conditions, as a result of COVID-19 or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19, including any variants, continues to adversely impact our business depends on future developments of the pandemic and related governmental responses, such as the efficacy, distribution, and government requirements related to the COVID-19 vaccines. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact is difficult to estimate at this time.
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

Page - 32

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
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are a few clients that exceed 10% of revenues within some of our operating segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. Reduced demand for our services from larger clients or certain industries, such as renewed restrictions on travel

Page - 33

and leisure or supply interruptions for manufacturing, have had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations, and financial infrastructure. For example, we are in the early stages of implementing pilot projects to further reduce the costs of our PeopleReady branch network through a greater use of technology, centralizing work activities, and repurposing of job roles, while maintaining the strength of our geographic footprint. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
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

Page - 34

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
If our debt level significantly increases in the future, it could have significant consequences for the operation of our business including requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; limiting our ability to take advantage of significant business opportunities, such as acquisitions; limiting our ability to react to changes in market or industry conditions; and putting us at a disadvantage compared to competitors with less debt.
RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and international government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business. Government mandates

Page - 35

requiring employees to be vaccinated against or tested for COVID-19 could cause a decline in the number of associates available for our temporary staffing business to provide to customers. Such a decline could adversely affect our results of operations and financial condition.
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
We compete to meet our clients’ needs for workforce solutions, therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, location, the associated wages and other benefits. Prior to COVID-19, unemployment in the U.S. was low, making it challenging to find sufficient eligible associates and candidates to meet our clients’ orders. The economic slowdown resulting from COVID–19 increased unemployment substantially, but we cannot predict its continued effect on employment rates. Government responses to COVID-19 including generous unemployment benefits, stimulus payments, and other direct payments to individuals, have negatively impacted our ability to recruit qualified associates and candidates, and may continue to impact our recruiting efforts in the future. Continued similar benefits will further impact our ability to recruit in the future. Client requirements or governmental mandates for our associates to be vaccinated against or periodically tested for COVID-19 could cause qualified associates to avoid work or seek alternative employers. We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Further, if there is a shortage, the cost to employ or recruit these individuals could increase and our ability to generate revenue would be harmed if we could not fill positions. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
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

Page - 36

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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity is slowed by many factors, including rising interest rates, inflation, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail, and hospitality. For example, we experienced significantly reduced demand from our clients due to COVID-19. Significant declines in demand from any region or industry in which we have a major presence, or the financial health of our clients, significantly decreases our revenues and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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

Page - 37

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

Page - 38

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
We are subject to federal taxes, a multitude of state and local taxes in the U.S., and taxes in foreign jurisdictions. We face continued uncertainty surrounding ongoing hiring tax credits we utilize, and for the recent business tax incentives related to measures taken to soften the impact of COVID-19. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 26, 2021.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under plans or programs at period end (3)
06/28/2021 through 07/25/2021	3,720	$27.88	—	$66.7 million
07/26/2021 through 08/22/2021	5,024	$27.01	—	$66.7 million
08/23/2021 through 09/26/2021	4,011	$27.40	—	$66.7 million
Total	12,755	$27.39	—
(1)During the thirteen weeks ended September 26, 2021, we purchased 12,755 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.

Page - 39

(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have expiration dates. As of September 26, 2021, $66.7 million remains available for repurchase under the existing authorization. The second amendment to our credit agreement prohibited us from repurchasing shares until July 1, 2021.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Employment Agreement, dated September 15, 2021, by and between Trueblue, Inc. and Taryn Owen		8-K	001-14543	09/22/2021

10.2	Non-Competition Agreement, dated September 15, 2021, by and between Trueblue, Inc. and Taryn Owen		8-K	001-14543	09/22/2021

10.3	Form Executive Indemnification Agreement, by and between Trueblue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn Owen, Carl Schweihs, and Garrett Ferencz		10-K	001-14543	02/24/2020

10.4	Form Executive Change-in-Control Agreement, by and between Trueblue, Inc. and Derrek L. Gafford, Patrick Beharelle, Taryn Owen, Carl Schweihs, and Garrett Ferencz		10-Q	001-14543	05/04/2007

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

Page - 40

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	10/25/2021
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	10/25/2021
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	10/25/2021
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer and Senior Vice President

Page - 41