Form 10-K
period 2021-12-26
TrueBlue, Inc.
filed 2022-02-16
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 26, 2021
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

As of June 27, 2021, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $1.0 billion.
As of February 9, 2022, there were 34,461,669 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 11, 2022, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

TrueBlue, Inc.

Page - 3

COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, the impact of and our ongoing response to COVID-19, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K), and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). Except as required by law, we undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
PART I

Item 1.	BUSINESS
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We began operations in 1989 and are headquartered in Tacoma, Washington.
BUSINESS OVERVIEW
In 2021, we connected approximately 615,000 people with work and served approximately 95,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout.
•PeopleReady offers general, industrial and skilled trade staffing throughout the United States of America (“U.S.”), Canada and Puerto Rico.
•PeopleManagement offers contingent, on-site industrial staffing and commercial driver services throughout the U.S., Canada and Puerto Rico.
•PeopleScout offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia.
PeopleReady provides access to qualified associates through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries that include construction, manufacturing and logistics, warehousing and distribution, retail, waste and recycling, energy, hospitality and general labor.
PeopleReady helped approximately 94,000 clients in fiscal 2021 be flexible and more productive by providing easy access to dependable, contingent labor. Through our PeopleReady business segment, we connected approximately 220,000 people with work in fiscal 2021. We have a network of 619 branches across all 50 states in the U.S., Canada and Puerto Rico. Augmenting our branch network is our industry-leading mobile app, JobStackTM, which connects people with work 24 hours a day, seven days a week. JobStack creates a virtual exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates, as we continue to execute our digital strategy.

Page - 4

PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce. Through this business segment, we connected approximately 60,000 people with work in fiscal 2021. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility. We provide scalable solutions to meet the volume requirements of labor-intensive manufacturing, warehousing and distribution facilities. Our dedicated service teams work closely with on-site management as an integral part of the production and logistics process, managing all or a subset of the contingent labor for a facility or operational function. Our on-site staffing solutions provide large-scale sourcing, screening, recruiting and management of the contingent workforce at a client’s facility in order to achieve faster hiring, lower total workforce cost, increase safety and compliance, improve retention, create greater volume flexibility, and enhance strategic decision-making through robust reporting and analytics. Our On-Site business includes our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded service offerings, which provide hourly and productivity-based (cost per unit) pricing options for industrial staffing solutions. Client contracts are generally multi-year in duration. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type and degree of recruiting difficulty.

PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline delivers drivers specifically matched to each client’s needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Centerline offers three solutions for clients: Our Flexible Drivers solution, which is an on-demand service helping clients find drivers where and when they need them; our Driver Management Services solution, which offers fully outsourced recruitment and management of drivers for a client, including recruitment, management and supervision; and our Mobile Drivers solution, which provides short-term relocation of qualified, experienced drivers for special projects or to high-need markets or remote locations where drivers are unavailable.
Through our PeopleScout business segment, we connected approximately 335,000 people with work in fiscal 2021. PeopleScout provides RPO services that manage talent solutions spanning the global economy and talent advisory capabilities supporting total workforce needs. We are recognized as an industry leader for RPO services and have proven experience in major industries and a variety of positions. PeopleScout solutions are highly scalable and flexible, which allows for outsourcing of all or a subset of skill categories across a series of recruitment, hiring and onboarding steps. Our programs deliver improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility and improved regulatory compliance. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. Affinix uses artificial intelligence and machine learning to rapidly source a qualified talent pool, creating an initial slate of candidates for a job posting within minutes rather than days. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams, which work as an integrated partner with our clients to increase the productivity of their contingent workforce program.
INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement services, supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries to match available associates with employer work assignments. Work assignments vary widely in duration, skill level and required experience. The staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the industry. Staffing companies compete both to recruit and retain a supply of associates, and to attract and retain clients who will employ these associates. Client demand for contingent staffing services is dependent on the overall strength of the economy, specific industry

Page - 5

and sector performance, and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry, whereas, during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events. PeopleReady and PeopleManagement are leaders in industrial staffing services.
The human resource outsourcing industry, which includes our PeopleScout services, involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes RPO and MSP solutions, which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology and scale their talent acquisition function to keep pace with changing business needs. PeopleScout is a leader in RPO and MSP services.
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
•Workforce productivity: Companies are under increasing competitive pressures to improve productivity through workforce solutions that improve performance and enable clients to focus on their core business.
•Leveraging technology to access talent: Automation, artificial intelligence and machine learning are transforming talent recruitment and service delivery. The fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online rapidly. Associates are demanding more flexibility in how, when and where they work, as well as access to contingent work opportunities through mobile technology. Available associates are in high demand and have more power to find the employment situation they desire. As competition for qualified candidates increases, clients are relying on service providers to elevate the employer brand, build talent communities, create a world-class candidate experience, leverage innovative talent technology, and facilitate effective recruitment marketing and candidate communication strategies.
BUSINESS STRATEGY
Our business strategy is focused on growth in each of our business segments by investing in innovative technology and initiatives that drive organic growth and improve the client and candidate experience. Our clients have a variety of challenges in running their businesses, each of which are unique to the competitive pressures of their industry. Our business segments are industry leaders dedicated to staffing solutions tailored to our clients’ needs and the industries in which they operate. We ensure our differentiated solutions keep pace with the changing needs of our clients while driving growth through the following strategies:
•We continue to invest in technology to gain market share, accelerate revenue growth, reduce the cost of delivering our services, and increase our ability to attract and retain clients, employees and associates. We are committed to leveraging technology to improve the experience of our associates, candidates, clients and permanent employees. Our technological innovations make it easier for our clients to do business with us, and easier to connect associates with work opportunities and candidates to permanent employment opportunities. We continue to make significant investments in online and mobile apps to improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.
◦Augmenting our PeopleReady branch network is our JobStack platform, which connects our associates and clients through a real-time 24 hours a day, seven days a week digital exchange with an easy-to-use mobile app. JobStack enables our branches to expand their recruiting and sales efforts, while allowing centralized service centers to better manage the recruiting, onboarding and service delivery efforts. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we continue to execute our digital strategy. Currently 95% of PeopleReady’s associates use JobStack to find on-demand work. During 2021, we introduced new functionality allowing clients to enter hours and associates to approve hours directly in the app, which eliminates manual processing and accelerates the payroll process. We introduced JobStack to

Page - 6

our clients in 2018, and by the end of 2021 over 29,000 of our clients were using JobStack to place orders for associates, rate their performance, and approve their time worked, an increase of 13%, compared to the prior year. During fiscal 2021, PeopleReady dispatched approximately 3.4 million shifts via JobStack and achieved a digital fill rate of 58%, compared to approximately 2.9 million shifts and a digital fill rate of 53% in the prior year. We are focused on driving growth in the number of heavy client users of JobStack. A heavy client user is a client who has 50 or more touches (for example, entering an order or rating a worker) on JobStack per month. Heavy client users have consistently posted better year-over-year growth rates compared to all other PeopleReady clients. Our heavy client user mix increased to 48% of PeopleReady’s U.S. on-demand business in 2021 from 29% in 2020. We continue to expand functionality to further leverage this technology to transform our business by reducing expenses, accelerating revenue growth and enhancing our client and associate retention.
◦Augmenting our PeopleManagement dedicated on-site contingent workforce management is Stafftrack®. Stafftrack is a proprietary hiring and workforce management software that enables us to recruit and connect the best candidates with on-site assignments. Stafftrack has robust, real-time analytics that drive dynamic supply chain and workforce strategies, which allow clients faster, more precise hiring and help drive operational improvements and efficiencies. The Stafftrack associate mobile app provides associates the ability to search for a job, view their schedules, pick-up shifts and receive real-time notifications. We continue to expand functionality within Stafftrack to further enhance our client and associate experience.
◦Augmenting our PeopleScout dedicated service delivery teams is our Affinix platform used for sourcing, screening and delivering a permanent workforce to our clients. Affinix creates a consumer-like candidate experience and streamlines the sourcing process. Affinix delivers speed and scalability while leveraging recruitment marketing, machine learning, predictive analytics and other emerging technology to make the end-to-end process seamless for the candidate. We continue to invest in Affinix to further improve our ability to quickly and efficiently source the most attractive talent at the best price.
•We continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services, expand our geographical reach, provide a broad range of general staffing services, and dispatch our associates without the use of a physical location within our branch network. Continued investment in specialized sales, recruiting and service expertise will create a more seamless experience for our clients to access all our services with more comprehensive solutions to enhance their performance and our growth. Our business segments offer complementary workforce solutions with unique value propositions to meet our clients’ demands for talent.
•Our RPO services leverage our strong brand and innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We have a track record of helping our clients reduce the cost of hiring, add significant scalability to recruiting and hiring, and access numerous sources to quickly find the best talent, thereby delivering a better outcome for the client. We will continue to focus our sales and marketing efforts to reach new clients as the demand for outsourced recruiting support increases.
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
During fiscal 2021, we served approximately 95,000 clients in industries including construction, energy, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality and general labor. Our ten largest clients accounted for 17.2% of total revenue for fiscal 2021, 19.0% for fiscal 2020 and 16.5% for fiscal 2019. Our single largest client for fiscal 2021 accounted for 3.0% of total company revenue.
No single client represented more than 10.0% of total company revenue for fiscal 2021, 2020 or 2019.

Page - 7

HUMAN CAPITAL MANAGEMENT

We believe our success depends on our ability to attract, develop and retain talented employees. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. As of December 26, 2021, we employed approximately 6,400 full-time equivalent (“FTE”) employees. We have approximately 5,000 FTE employees in North America, of which approximately 95% are in the U.S., 300 FTE employees in Europe, and 1,100 FTE employees in Asia Pacific. None of our permanent employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are in good standing, as evidenced by our semi-annual employee engagement survey results. Our Compensation Committee of the Board of Directors (the “Board”) regularly receives reports regarding the progress on our key human capital initiatives. These reports inform discussions regarding the development, retention and engagement of our employees. Some of our key human capital management initiatives are discussed below.
Culture and engagement
We believe a strong corporate culture and employee engagement is key to attracting and retaining talented employees. To assess and improve our culture, we routinely utilize an independent third-party to measure how favorably our employees view our organizational culture and engagement. These surveys include corporate culture assessments, as well as real-time feedback on employee engagement and employee-management relations. The results of these surveys are reported and distributed throughout management and the Board, and are used to create actionable plans to improve employee engagement and retention. Our October 2021 survey achieved an all-time high engagement score of 78, which is an increase of 4 points from our September 2020 survey, and continues to exceed the benchmark of 67 set by the independent survey provider.
Developing our people
In order to continually attract and retain talented employees, we focus on personal development and career growth through our Full Performance program. Our Full Performance program for employees focuses on career planning and development, continuous learning, and the creation of internal career opportunities. We provide a range of training courses to our employees to enable more effective onboarding, work performance, compliance and advancement of corporate initiatives. This strategy supports our intent to foster a culture that enables all employees to realize their full professional potential and cultivates a qualified bench of future leaders.
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

Beginning in 2020, in response to the coronavirus pandemic (“COVID-19”), we implemented significant changes to ensure the health and safety of our employees. These changes included an investment in the technology necessary to allow the majority of our support center employees to work from home and a reimbursement for certain expenses associated with moving to home-based work. Through the distribution and provision of necessary personal protective equipment, the continuing use of education and awareness, and changes to our operating processes, we are working to ensure our offices remain open and a safe place for our employees.

Page - 8

Diversity, equity and inclusion
We are dedicated to fostering, recognizing and embracing diversity at every level of the organization. Our Chief Executive Officer and executive team are committed to having opportunities and a career path for everyone in the organization. To strengthen this commitment, in January 2021, we hired a Vice President of Diversity, Equity and Inclusion who reports directly to the Chief Executive Officer. Our philosophy on diversity, equity and inclusion is to create an environment where every employee can experience merit-based career growth, receive the training and development they need to succeed, gain access to new opportunities, and be their authentic selves. Today, 67% of our Board is comprised of members from under-represented groups. As of December 26, 2021 approximately 66% of the global FTE employee population was female and approximately 50% of employees in positions at the senior management level and above were female. Of our total domestic FTE employee population, approximately 45% consider themselves ethnically diverse. While we believe we have assembled a diverse internal employee workforce, we are committed to making further improvements.

We have a Diversity, Equity & Inclusion Council (the “Council”) which designs and launches initiatives that advance acceptance and inclusion. The Council reports regularly to executive leadership, who brief our Board periodically through the year. The Council also sponsors training to build diversity and inclusion awareness, and supports Employee Resource Groups (“ERGs”), which are employee-led groups that create opportunities for employees to collaborate based on shared characteristics or life experiences to support each other for enhanced career and personal development. ERGs seek to maximize employee engagement and contribute to our overall business objectives by offering diverse perspectives, networking opportunities and increased cultural awareness. We currently have eight ERGs for employees sharing similar ethnicity, nationality, gender, lifestyle choice or life experience and their respective allies. Through these initiatives, we learn how our differences build stronger teams and how our histories reveal similarities.
Associates
Associates are the people we put to work for our clients. We attract our pool of associates through our proprietary mobile apps, online resources, extensive internal databases, advertising, job fairs, community-based organizations and various other methods. We identify the skills, knowledge, abilities and personal characteristics of our associates and match their competencies and capabilities to our clients’ requirements. This enables our clients to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our associates when selecting a particular individual for a specific assignment and retaining those associates for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, reducing absenteeism and improving associate safety.
Associates come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. Associates may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several weeks or months. We provide our associates meaningful work and the opportunity to improve their skills. We provide a bridge to permanent, full-time employment for thousands of associates each year. We are considered the legal employer of our associates, and laws regulating the employment relationship are applicable to our operations. We believe we have an overall positive relationship with our associates.
We remain focused and committed to associate safety. We have developed an integrated risk management program that focuses on loss analysis, education and safety improvement programs to reduce the safety risks that may be encountered by our associates. We continuously track injuries to our associates at our client job sites across regions, industries and brands to identify trends that allow us to focus our safety resources on the types of jobs that may lead to more injuries. We distribute educational materials to our clients and associates, and perform client site visits to address specific safety risks unique to their industry or job site.
In this unprecedented environment due to COVID-19, we have provided masks for all our associates, distributed infrared thermometers for branches and job sites, established a resource center for staff, and implemented drive-in job fairs to reduce person-to-person contact.

Page - 9

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
Human resource outsourcing
Our strongest competitors are companies who specialize in RPO services, as well as companies who offer broader human resource outsourcing solutions, which include RPO services. No single provider dominates the market. Competition also includes internal human resource departments that are not considering outsourcing. The most significant competitive factors for RPO services are the ability to attract top talent, reduce cost per hire, improve retention, deploy best in breed technology solutions and improve employment branding. Important factors for success in RPO services include the ability to add significant scalability to a client’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price. Our tailored solutions, client partnerships, proprietary technologies and service delivery are key differentiators from many of our competitors.
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
Our business experiences seasonal fluctuations for contingent staffing services. Demand is lower during the first and second quarters, due in part to limitations to outside work during the winter months and slowdown in manufacturing and logistics after the holiday season. Demand for contingent labor peaks during the third quarter for outdoor work and the fourth quarter for manufacturing and logistics, warehousing and distribution, and retail for the holiday season. Our working capital requirements are primarily driven by our associate payroll and client accounts receivable. Since receipts from clients lag payroll to associates, working capital requirements increase substantially in periods of growth.
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

Page - 11

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
To develop the following risk factors, we review risks to our business that are informed by our formal Enterprise Risk Management program, industry trends, the external market, and financial environment as well as dialogue with leaders throughout our organization. Our risk factors descriptions are intended to convey our assessment of each applicable risk and such assessments are prioritized and integrated into our strategic and operational planning.
RISKS RELATED TO OUR COMPANY’S OPERATIONS
COVID-19 and the resulting governmental reactions to COVID-19 have negatively impacted our business and could have a continued material adverse impact on our business, financial condition, liquidity and results of operations.
The coronavirus pandemic (“COVID-19”) caused significant negative impacts on our operations and stock price. Our revenue declined substantially beginning in early 2020 because of COVID-19 and may continue to be impacted while economic conditions normalize post-pandemic. Further deterioration in economic conditions, as a result of COVID-19 or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business.
The extent to which COVID-19, including any variants, could continue to adversely impact our business depends on future developments of the pandemic and related governmental responses, such as the efficacy, distribution, and government requirements related to the COVID-19 vaccines. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related future financial impact is difficult to estimate at this time.
Advances in technology may disrupt the labor and recruiting markets. Failure to constantly improve our technology to meet the expectations of clients, associates, candidates and employees could have a negative impact on our financial position and results of operations.
The increased use of internet-based and mobile technology is attracting additional technology-oriented companies and resources to our industry. Our associates, candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our associates, candidates and clients. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, associate data analytics and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results may decline materially. Acquiring technological talent and expertise to develop new technologies for our business may require us to incur significant expenses and capital costs. For some solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our business operations could be negatively affected.
We are dependent on obtaining workers’ compensation and other insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation or an inability to obtain appropriate insurance coverage may negatively impact our financial condition.
Our temporary staffing services employ associates for which we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. The majority of our collateral is held in trust by a third-party for the payment of these claims. The loss or decline in the value of our collateral could require us to seek additional sources of capital to pay our workers’ compensation claims. As our business grows or financial results deteriorate, we have seen the amount of collateral required increase and the timing of providing collateral accelerate, which could occur again in the future. Resources to meet these requirements may not be available. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing

Page - 12

services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program. We have experienced unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, and medical cost inflation, and may experience such changes in the future which could result in costs that are significantly different than initially anticipated or reported and could cause us to record adjustments to the reserves in our financial statements. There is a risk that we will not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. National and global economic activity is slowed by many factors, including rising interest rates, inflation, political and legislative changes, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to COVID-19. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are a few clients that exceed 10% of revenues within some of our reportable segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 has caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic, or other unforeseen disruptions, could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. Reduced demand for our services from larger clients or certain industries, such as renewed restrictions on travel and leisure or supply interruptions for manufacturing, have had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

Page - 13

Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed effectively could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, and we will continue making similar changes to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations and financial infrastructure. For example, we are conducting pilot projects to further reduce the costs of our PeopleReady branch network through a greater use of technology, centralizing work activities, and repurposing of job roles, while maintaining the strength of our geographic footprint. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
New business initiatives may cause us to incur additional expenditures and could have an adverse effect on our business.
We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners, or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives, including initiatives outside of our workforce solutions business, in new markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we are making significant investments to advance our technology, and we cannot be sure that those initiatives will be successful, will not interrupt our operations, or that we will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
Damage to our brands and reputation could have an adverse effect on our business.
Our ability to attract and retain clients, associates, candidates and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or prospective clients, associates, candidates and employees. Negative perceptions or publicity regarding our vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation, including reputational effects of negative social media use by our clients, employees, or associates. If any factor, including poor performance or negative publicity, whether or not true, hurts our reputation, we may experience negative repercussions which could harm our business.
We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, we may not achieve our goal of revenue and profit growth, which could negatively impact financial results.
Outsourcing certain aspects of our business could result in disruption and increased costs.
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to significant risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, our business could be disrupted and we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile apps, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs. If the cost of these services is more than expected, if the vendors suddenly cease providing their services, if we or the vendors fail to adequately protect our data and information is lost or compromised, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 14

RISKS RELATED TO OUR FINANCIAL POSITION
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Directors (the “Board”) has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price, or we may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase agreement or otherwise. Although the Board has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will be determined at management’s discretion and depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.
Our revolving credit agreement (“Revolving Credit Facility”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability, including as a result of COVID-19. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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

Page - 15

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting.
If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny, a loss of public confidence and litigation. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to decline.
LEGAL AND COMPLIANCE RELATED RISKS
We may experience employment-related claims, commercial indemnification claims and other legal proceedings that could materially harm our business.
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment and other claims arising from the actions of our clients and associates. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements. Additionally, new employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation
We may have liability to our clients for the action or inaction of our employees that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our associates or arising from our associates’ presence on the client’s job site and certain clients have negotiated broad indemnification provisions. We may also incur fines, penalties, and losses that are not covered by insurance or negative publicity with respect to these matters.
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
Failure to maintain adequate compliance policies and controls may not prevent violations that could result in significant fines and penalties.
We could be exposed to fines and penalties under U.S., foreign, or local jurisdictions for failure to adequately monitor changes in operating requirements, including rules related to the employment and recruiting of associates and candidates. Failure to comply with laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market, but also on our reputation generally. Although we have implemented policies and procedures designed to monitor and ensure compliance with these various regulations, we cannot be sure that our employees, contractors, vendors, or agents will not violate such policies. Any such violations could materially damage our reputation, brand, business and operating results.

Page - 16

RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and international government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business. Client requirements or government mandates requiring employees to be vaccinated against or tested for COVID-19 could increase our costs and cause a decline in the number of associates available for our temporary staffing business to provide to clients. Such a decline could adversely affect our results of operations and financial condition.
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
We compete to meet our clients’ needs for workforce solutions; therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, position requirements, location, the associated wages and other benefits. Many of these factors are outside of our control, including the reputational effects of unfavorable comments on social media outlets about our business or a work site. Prior to COVID-19, unemployment in the U.S. was low, making it challenging to find sufficient eligible associates and candidates to meet our clients’ orders. Government responses to COVID-19, including generous unemployment benefits, stimulus payments and other direct payments to individuals, have negatively impacted our ability to recruit qualified associates and candidates, and may continue to impact our recruiting efforts in the future. Continued similar benefits will further impact our ability to recruit in the future. Client requirements or governmental mandates for our associates or candidates to be vaccinated against or periodically tested for COVID-19 could cause qualified associates or candidates to avoid work or seek alternative employers.
We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Such a shortage of associates and candidates can increase the cost to employ or recruit these individuals, cause us to be unable to fulfill our client’s needs, and otherwise negatively impact our business. If general market conditions or wage inflation increase the wage rates required to attract and retain associates, and we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
We operate in a highly competitive industry and may be unable to retain clients, market share or profit margins.
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
RISKS RELATED TO CYBERSECURITY, DATA PRIVACY AND INFORMATION SECURITY
Cybersecurity vulnerabilities and incidents could lead to the improper disclosure of information about our clients, candidates, associates and employees.
Our business requires the use, processing, and storage of confidential information about candidates, associates, employees and clients. We use information technology and other computer resources to carry out operational and support activities and maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, associates, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.

Page - 17

Our systems and networks are vulnerable to computer viruses, malware, hackers and other security issues, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users and coordinated denial-of-services attacks. We have experienced cybersecurity incidents and attacks that have not had a material impact on our business or results of operations; however, there is no assurance that the impacts of any future incidents or attacks will not be material. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cybersecurity will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we do not adequately protect the privacy of information could harm our relationship with clients and employees.
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
Our associates and employees may have access to, or exposure to, confidential information about candidates, associates, employees and clients. The security controls over sensitive or confidential information and other practices we, our clients, and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, including through failure of employees or associates to properly comply with such controls or practices. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business applications and services we provide is dependent on reliable technology. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology data centers, cloud-based environments and other technology. We take various precautions and have enhanced controls around these systems, but information technology systems are susceptible to damage, disruptions, shutdowns, power outages, hardware failures, computer viruses, malicious attacks, telecommunication failures, user errors, catastrophic events or failures during the process of upgrading or replacing software, vendors, or databases. The failure of technology and our applications and services, and our information systems to perform as anticipated could disrupt our business and result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
Our facilities and operations are vulnerable to damage and interruption.
Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, employee errors, security breaches, natural disasters, extreme weather conditions, civil unrest and catastrophic events. Failure of our systems or damage to our facilities may cause significant interruption to our business, and require significant additional capital and management resources to resolve, causing material harm to our business.

Page - 18

GENERAL RISK FACTORS
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
We may continue making acquisitions as part of our business strategy. This strategy may be impeded, however, and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth.
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
A portion of our business operations and support functions are located outside of the U.S. These international operations are subject to a number of risks, including the effects of COVID-19 and governmental action, such as travel restrictions and “stay-at-home” orders, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We have operations in the United Kingdom (“U.K.”), which could be negatively impacted as clients in the U.K. encounter uncertainties related to the U.K.’s exit from the European Union. We could also be exposed to fines and penalties under U.S. or foreign laws, such as the Foreign Corrupt Practices Act, which prohibits improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the U.S. resulting from such changes, could adversely affect our operations.
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

Page - 19

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We lease building space for all our PeopleReady branches, except for two that we own in Florida. In addition, we lease office spaces for our PeopleManagement and PeopleScout centralized support functions. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. During 2021, as a result of the coronavirus pandemic, the majority of our employees have continued to conduct business remotely as a result of governmental orders or our internal policies designed to protect the health and safety of our employees. Management believes all our facilities are currently suitable for their intended use.

Item 3.	LEGAL PROCEEDINGS
See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 20

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 410 shareholders of record as of February 9, 2022. This number does not include shareholders for whom shares were held in “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if dividends were paid, they would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 26, 2021.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
09/27/2021 through 10/24/2021	2,425	$28.59	—	$66.7 million
10/25/2021 through 11/21/2021	1,371	$28.07	—	$66.7 million
11/22/2021 through 12/26/2021	623,429	$26.89	620,280	$50.0 million
Total	627,225	$26.89	620,280
(1)During the thirteen weeks ended December 26, 2021, we purchased 6,945 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of December 26, 2021, $50.0 million remains available for repurchase under the existing authorization.

Page - 21

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from January 1, 2017 through December 26, 2021, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of January 1, 2017, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN (1)

Total return analysis	2016	2017	2018	2019	2020	2021
TrueBlue, Inc.	$100	$112	$89	$96	$78	$112
S&P SmallCap 600 Index	$100	$113	$103	$127	$142	$178
S&P 1500 Human Resources and Employment Services Index	$100	$127	$105	$130	$134	$196
(1)    Graphic prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

Page - 22

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. In 2021, we connected approximately 615,000 people with work and served approximately 95,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout. Our PeopleReady segment offers on-demand, industrial staffing; our PeopleManagement segment offers contingent, on-site industrial staffing and commercial driver services; and our PeopleScout segment offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions. See Note 14: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K for additional details on our operating segments and reportable segments.
The COVID-19 pandemic
Beginning in early 2020, the coronavirus pandemic (“COVID-19”) has led to a series of significant economic disruptions globally. Throughout the pandemic, our business has remained open and we have continued to provide key services to essential and nonessential businesses as COVID-19 restrictions have lifted. Consistent with the global pandemic response, in our two largest markets, the United States of America (“U.S.”) and Canada, vaccinations continue to be a top public health policy priority and are being supported by governmental organizations. As of January 31, 2022, approximately 64% of the U.S. and 79% of the Canadian populations have been fully vaccinated. While the vaccination programs have helped to reopen these markets, we continue to monitor the pandemic’s evolution closely. Despite an uneven recovery in certain markets and industries, we are seeing growth in new client wins and higher existing client volumes, particularly in those markets and industries hit hardest by COVID-19. In addition, our continued focus on efficiently managing costs while investing in digital strategies and sales resources has allowed us to accelerate our strategic priorities and emerge stronger as the economy recovers.
For additional discussion on the uncertainties and business risks associated with COVID-19, refer to Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
Revenue from services
Total company revenue grew 17.7% to $2.2 billion for the fiscal year ended December 26, 2021, compared to the prior year. The increase was due to the recovery of client demand for our services, which experienced a significant drop in the prior year due to the negative impact of COVID-19. This increase is primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new client wins.
•PeopleReady, our largest segment by revenue, experienced revenue growth of 15.6% to $1.3 billion for the fiscal year ended December 26, 2021, compared to the prior year. PeopleReady has seen a steady recovery across most geographies and industries during the year, especially those industries that were hit the hardest by COVID-19, such as hospitality, retail, transportation, and manufacturing. The growth in client demand for our services was partially offset by a shortage in the supply of workers that we believe has been temporarily impacted by both COVID-19 and the governmental responses to COVID-19, which have included stimulus checks, elevated federal unemployment benefits, accelerated payments of the child tax credit, and other direct payments to individuals. As compared to our other segments, PeopleReady experienced the most pressure on the available supply of workers, primarily due to a lower average wage, the temporary nature of the positions, and the shorter notice period we receive to fill open positions. However, as workers began to exit federal and state unemployment programs late in the fiscal third quarter, we saw gradual improvement in the supply of workers through the end of fiscal 2021.
•PeopleManagement, our second largest segment by revenue, experienced revenue growth of 9.0% to $639.7 million for the fiscal year ended December 26, 2021, compared to the prior year. PeopleManagement growth was due to significant new client wins, which contributed approximately $30 million of revenue for fiscal 2021. However, the pace of revenue recovery was adversely impacted by worker supply and supply chain related production slowdowns in key industries, such as manufacturing and retail.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

•PeopleScout, our smallest segment by revenue but highest margin segment, experienced revenue growth of 64.3% to $263.0 million for the fiscal year ended December 26, 2021, compared to the prior year. PeopleScout has seen a strong recovery of volume from existing clients, especially those in industries that were hit hardest by COVID-19, such as travel and leisure, some of which are back to pre-pandemic hiring levels. In addition, new client wins contributed approximately $28 million of revenue for fiscal 2021 within a variety of industries including retail, health care and transportation.
Gross profit
Total company gross profit as a percentage of revenue for the fiscal year ended December 26, 2021 improved 190 basis points to 25.8%, compared to 23.9% for the prior year. Our PeopleReady and PeopleManagement business segments contributed approximately 90 basis points of improvement, primarily attributable to lower workers’ compensation expense as a result of a reduction to prior year reserves associated with favorable patterns in claim development. Our PeopleScout business contributed the remaining 100 basis points of expansion from improved recruiter utilization on increasing volumes.
Selling, general and administrative (“SG&A”) expense
Total company SG&A expense increased by $56.0 million to $464.3 million, or 21.4% of revenue for the fiscal year ended December 26, 2021, compared to $408.3 million, or 22.1% of revenue for the prior year. As volumes have recovered, variable and discretionary employee compensation levels have risen to reflect improved business performance. However, fiscal 2021 benefited from the comprehensive actions we put in place during fiscal 2020 to reduce SG&A expense as a percentage of revenue in response to rapidly changing market conditions resulting from COVID-19. We are better able to leverage our cost structure and run the company more efficiently today than we did prior to the pandemic, with SG&A expense as a percentage of revenue 40 basis points lower in fiscal 2021 as compared to fiscal 2019. We were able to efficiently manage certain costs throughout fiscal 2021 based on fundamental changes in how we operate our business and leverage technology, while ensuring continued investment in sales resources and digital strategies as our business continues to recover.
Income from operations
Total company income from operations was $68.4 million, or 3.1% of revenue for the fiscal year ended December 26, 2021, compared to loss from operations of $174.9 million, or 9.5% of revenue for the prior year. The loss from operations in 2020 was driven by a goodwill and intangible asset impairment charge of $175.2 million. The increase in income from operations in 2021 was due to improving revenue trends led by recovering industry performance, including those disproportionately impacted by COVID-19, a series of new client wins, expanding gross margin, and efficiently managing our SG&A costs.
Net income
Net income was $61.6 million, or $1.74 per diluted share for the fiscal year ended December 26, 2021, compared to net loss of $141.8 million, or $4.01 per diluted share for the prior year. Net income for fiscal 2021 includes income tax expense of $12.2 million resulting in an effective tax rate of 16.5%, compared to a benefit of $31.4 million resulting in an effective tax rate of 18.1% for the same period in the prior year. The higher effective tax rate in the prior year was primarily due to the intangible asset impairment charge and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). Other differences between our statutory tax rate of 21% and our effective income tax rate result primarily from hiring credits, including the Work Opportunity Tax Credit (“WOTC”), and state income taxes. WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. The CARES Act was an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provided certain changes to tax laws, including the ability to carry back losses to obtain refunds related to prior year tax returns where the federal tax rate was 35%.
Additional highlights
As of December 26, 2021, we are in a strong financial position with cash and cash equivalents of $49.9 million, no outstanding debt, and $293.8 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $343.7 million.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

(in thousands, except percentages and per share data)	2021	% of revenue	2020	% of revenue
Revenue from services	$2,173,622		$1,846,360

Gross profit	560,320	25.8%	440,645	23.9%
Selling, general and administrative expense	464,322	21.4%	408,307	22.1%
Depreciation and amortization	27,556	1.3%	32,031	1.7%
Goodwill and intangible asset impairment charge	—	—%	175,189	9.6%
Income (loss) from operations	68,442	3.1%	(174,882)	(9.5)%
Interest expense and other income, net	5,408		1,620
Income (loss) before tax expense (benefit)	73,850		(173,262)
Income tax expense (benefit)	12,216		(31,421)
Net income (loss)	$61,634	2.8%	$(141,841)	(7.7)%

Net income (loss) per diluted share	$1.74		$(4.01)
Revenue from services
We report our business as three reportable segments described in Note 14: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K. Revenue from services by reportable segment was as follows:

(in thousands, except percentages)	2021	Growth %	Segment % of total	2020	Segment % of total
Revenue from services:
PeopleReady	$1,270,928	15.6%	58.5%	$1,099,462	59.5%
PeopleManagement	639,741	9.0	29.4	586,822	31.8
PeopleScout	262,953	64.3	12.1	160,076	8.7
Total company	$2,173,622	17.7%	100.0%	$1,846,360	100.0%
Our PeopleReady and PeopleManagement segments supply contingent workforce solutions to minimize our client’s cost and effort in hiring and managing permanent employees. This allows for a rapid response to uncertain business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs.
Our PeopleScout segment transitions our clients’ internal candidate sourcing and hiring functions to PeopleScout on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increasing candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers like PeopleScout. PeopleScout can more effectively find and engage high-quality talent, leverage talent acquisition technology, and scale their talent acquisition function to keep pace with changing business needs.
As a result of the factors above, client demand for contingent workforce solutions and outsourced recruiting services are dependent on the overall strength of the economy and labor market, and trends in workforce flexibility.
Total company revenue grew to $2.2 billion for the fiscal year ended December 26, 2021, a 17.7% increase compared to the prior year. The increase was primarily due to the recovery of client demand for our services, which experienced a significant drop in the prior year due to the negative impact of COVID-19. This increase was primarily driven by improving volumes from existing clients, including clients in industries that were disproportionately impacted by COVID-19, as well as new client wins.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady
PeopleReady revenue grew to $1.3 billion for the fiscal year ended December 26, 2021, a 15.6% increase compared to the prior year. PeopleReady has seen a steady recovery across most geographies and industries during the year, especially those industries that were hit the hardest by COVID-19, such as hospitality, retail, transportation, and manufacturing. The growth in client demand for our services was partially offset by a shortage in the supply of workers that we believe has been temporarily impacted by both COVID-19 and the governmental responses to COVID-19, which have included stimulus checks, elevated federal unemployment benefits, accelerated payments of the child tax credit, and other direct payments to individuals. As compared to our other segments, PeopleReady experienced the most pressure on the available supply of workers, primarily due to a lower average wage, the temporary nature of the positions, and the shorter notice period we receive to fill open positions. However, as workers began to exit federal and state unemployment programs late in the fiscal third quarter, we saw gradual improvement in the supply of workers through the end of fiscal 2021.
We believe our revenue results have benefited from the use of our industry-leading JobStackTM mobile app that digitally connects associates with jobs. During fiscal 2021, PeopleReady dispatched approximately 3.4 million shifts via JobStack and achieved a digital fill rate of 58%, an improvement from a 53% fill rate in the prior year.
PeopleManagement
PeopleManagement revenue grew to $639.7 million for the fiscal year ended December 26, 2021, a 9.0% increase compared to the prior year. PeopleManagement growth was due to significant new client wins, which contributed approximately $30 million of revenue for fiscal 2021. However, the pace of revenue recovery was adversely impacted by worker supply and supply chain related production slowdowns in key industries, such as manufacturing and retail.
PeopleScout
PeopleScout revenue grew to $263.0 million for the fiscal year ended December 26, 2021, a 64.3% increase compared to the prior year. PeopleScout has seen a strong recovery of volume from existing clients, especially those in industries that were hit hardest by COVID-19, such as travel and leisure, some of which are back to pre-pandemic hiring levels. In addition, new client wins contributed approximately $28 million of revenue for fiscal 2021 within a variety of industries including retail, health care and transportation.
Gross profit
Gross profit was as follows:

(in thousands, except percentages)	2021	2020
Gross profit	$560,320	$440,645
Percentage of revenue	25.8%	23.9%
Gross profit as a percentage of revenue expanded 190 basis points to 25.8% for the fiscal year ended December 26, 2021, compared to 23.9% for the prior year. Our staffing businesses contributed approximately 90 basis points of expansion, primarily attributable to lower workers’ compensation expense as a result of a reduction to prior year reserves associated with favorable patterns in claim development. Our PeopleScout business contributed approximately 100 basis points of expansion from improved recruiter utilization on increasing volumes.
Selling, general and administrative expense
SG&A expense was as follows:

(in thousands, except percentages)	2021	2020
Selling, general and administrative expense	$464,322	$408,307
Percentage of revenue	21.4%	22.1%
Total company SG&A expense increased by $56.0 million to $464.3 million, or 21.4% of revenue for the fiscal year ended December 26, 2021, compared to $408.3 million, or 22.1% of revenue for the prior year. As volumes have recovered, variable and discretionary employee compensation levels have risen to reflect improved business performance. However, fiscal 2021 benefited from the comprehensive actions we put in place during fiscal 2020 to reduce SG&A expense as a percentage of revenue in response to rapidly changing market conditions resulting from COVID-19. We are better able to leverage our cost structure and run the company more efficiently today than we did prior to the pandemic, with SG&A expense as a percentage of

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

revenue 40 basis points lower in fiscal 2021 as compared to fiscal 2019. We were able to efficiently manage certain costs throughout fiscal 2021 based on fundamental changes in how we operate our business and leverage technology, while ensuring continued investment in sales resources and digital strategies as our business continues to recover.
Depreciation and amortization
Depreciation and amortization was as follows:

(in thousands, except percentages)	2021	2020
Depreciation and amortization	$27,556	$32,031
Percentage of revenue	1.3%	1.7%
Depreciation and amortization decreased primarily due to the impairment to our acquired client relationships intangible assets of $34.7 million during the fiscal first quarter of 2020, as discussed below, as well as assets that were fully amortized or depreciated during fiscal 2021.
Goodwill and intangible asset impairment charges
No impairment charge was recorded for the fiscal year ended December 26, 2021.
A summary of the goodwill and intangible asset impairment charges for the fiscal year ended December 27, 2020 by reportable segment are as follows:

(in thousands)	PeopleManagement	PeopleScout	Total company
Goodwill	$45,901	$94,588	$140,489
Client relationships	9,700	25,000	34,700
Total	$55,601	$119,588	$175,189
As a result of the decrease in demand for our services primarily due to the economic impact caused by COVID-19, we lowered our future expectations, which was the primary trigger of an impairment of our goodwill and acquired client relationships intangible assets recorded during the fiscal year ended December 27, 2020. As a result of our interim impairment test in the fiscal first quarter of 2020, we concluded that the carrying amounts of goodwill for our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units exceeded their implied fair values and we recorded a non-cash impairment loss of $140.5 million. The total goodwill carrying value of $45.9 million for the PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for the PeopleScout RPO and PeopleScout MSP reporting units was $92.2 million and $2.4 million, respectively. The impairment to our acquired client relationships intangible assets for our PeopleScout RPO and PeopleManagement On-Site reporting units was $34.7 million.
Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows:

(in thousands, except percentages)	2021	2020
Income tax expense (benefit)	$12,216	$(31,421)
Effective income tax rate	16.5%	18.1%
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

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our effective tax rate for the fiscal year ended December 26, 2021 was 16.5% compared to 18.1% for the prior year. The higher effective tax rate in the prior year was primarily due to the intangible asset impairment charge and the CARES Act. Other differences between the statutory federal income tax rate result from hiring credits, including WOTC, state and foreign income taxes, certain non-deductible and non-taxable items, and the tax effects of stock-based compensation.
The items creating differences between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2021	%	2020	%
Income tax expense (benefit) based on statutory rate	$15,508	21.0%	$(36,385)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,548	4.8	(6,631)	3.8
Hiring tax credits, net	(7,582)	(10.3)	(7,719)	4.5
CARES Act	(468)	(0.6)	(2,939)	1.7
Non-deductible goodwill impairment charge (1)	—	—	21,849	(12.6)
Non-deductible and non-taxable items	589	0.8	124	(0.1)
Foreign taxes	211	0.3	(977)	0.5
Other, net	410	0.5	1,257	(0.7)
Total tax expense (benefit)	$12,216	16.5%	$(31,421)	18.1%
(1)    The non-deductible goodwill and intangible asset impairment charge relates to an impairment of the carrying amounts of goodwill and other intangible assets of $175.2 million in the fiscal first quarter of 2020. Of the total goodwill impairment loss, $84.7 million (tax-effect $21.8 million) related to reporting units from stock acquisitions and accordingly were not deductible for tax purposes. The remaining goodwill and intangible impairment loss of $90.5 million (tax-effect $23.3 million) related to reporting units from asset acquisitions and accordingly were deductible for tax purposes.
WOTC, our primary hiring tax credit, is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring credits if credits certified by government offices differ from original estimates. The WOTC program has been approved through the end of 2025.
The CARES Act was enacted in the U.S. on March 27, 2020. The CARES Act is an emergency economic aid package to help mitigate the impact of COVID-19. Among other things, the CARES Act provided certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%.
See Note 12: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other adjustments not considered to be ongoing. See Note 14: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, as well as a reconciliation of segment profit to income (loss) before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures of other companies.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

(in thousands, except percentages)	2021	2020
Revenue from services	$1,270,928	$1,099,462
Segment profit	$82,398	$43,200
Percentage of revenue	6.5%	3.9%
PeopleReady segment profit grew $39.2 million for the fiscal year ended December 26, 2021, compared to the prior year. PeopleReady segment profit and related margin benefited from lower workers’ compensation expense as a result of a reduction to prior year reserves largely associated with favorable patterns in claim development, higher bill rates compared to pay rates, and disciplined cost management.
PeopleManagement segment performance was as follows:

(in thousands, except percentages)	2021	2020
Revenue from services	$639,741	$586,822
Segment profit	$13,196	$11,717
Percentage of revenue	2.1%	2.0%
PeopleManagement segment profit grew $1.5 million for the fiscal year ended December 26, 2021, compared to the prior year. PeopleManagement segment profit and related margin benefited from higher bill rates compared to pay rates as well as a revenue mix shift to higher margin clients.
PeopleScout segment performance was as follows:

(in thousands, except percentages)	2021	2020
Revenue from services	$262,953	$160,076
Segment profit	$36,163	$4,525
Percentage of revenue	13.8%	2.8%
PeopleScout segment profit grew $31.6 million for the fiscal year ended December 26, 2021, compared to the prior year. PeopleScout segment profit and related margin benefited from operating leverage driven by increased utilization of recruiting staff as volumes recovered with existing clients, especially those in industries hit the hardest by COVID-19, such as travel and leisure, as well as new client wins.
FISCAL 2020 AS COMPARED TO FISCAL 2019
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 27, 2020 for discussion of fiscal 2020 compared to fiscal 2019.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
The following highlights represent our operating outlook for the fiscal first quarter and full year of fiscal 2022. These expectations are subject to revision as our business changes with the overall economy.
•We are not providing customary revenue guidance for the fiscal first quarter of 2022. However, our historical first quarter revenue has averaged about 15% lower than our fourth quarter revenue as the first quarter is historically our quarter with the lowest volume.
•We anticipate gross margin expansion to be between 140 and 180 basis points for the fiscal first quarter of 2022, compared to the same period in prior year, driven by segment revenue mix and higher bill rates compared to pay rates within our contingent staffing businesses. We anticipate gross margin contraction to be between 70 and 10 basis points for fiscal 2022 compared to fiscal 2021, primarily due to expected increases in workers’ compensation expense due to the reserve reduction experienced in 2021.
•For the fiscal first quarter of 2022, we anticipate SG&A expense to be between $118 million and $122 million. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth. We are in the early stages of redesigning our PeopleReady technology platform to better support our digital strategy, which we expect will cost approximately $10 million in fiscal 2022, of which $3 million is expected in the fiscal first quarter.
•We expect our effective income tax rate for fiscal 2022 to be between 14% and 18%.
•We expect our capital expenditures and spending for software as a service assets for the fiscal first quarter of 2022 to be approximately $11 million, and to be between $43 million and $48 million for fiscal 2022. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in our online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s AffinixTM talent acquisition technology.
•We believe the additional government spending on infrastructure projects, as proposed by the current administration, may generate additional demand for industrial staffing businesses during fiscal 2022, especially within the construction, energy and transportation industries.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY

(in thousands)	2021	2020
Net income (loss)	$61,634	$(141,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,556	32,031
Goodwill and intangible asset impairment charge	—	175,189
Provision for credit losses	6,493	6,300
Stock-based compensation	13,943	9,113
Deferred income taxes	752	(26,791)
Non-cash lease expense, net of changes in operating lease liabilities	989	633
Other operating activities	(1,968)	(686)
Changes in operating assets and liabilities:
Accounts receivable	(81,616)	57,146
Income tax receivable	1,602	(1,122)
Operating lease right-of-use asset	8,080	—
Accounts payable and other accrued expenses	16,425	(6,561)
Other accrued wages and benefits	34,581	(2,012)
Deferred employer payroll taxes	(57,065)	57,065
Workers’ compensation claims reserve	701	(125)
Other assets and liabilities	(11,667)	(5,808)
Net cash provided by operating activities	$20,440	$152,531
Cash flows from operating activities
Net cash provided by operating activities decreased to $20.4 million for the fiscal year ended December 26, 2021, compared to $152.5 million for the prior year.
Adjustments to reconcile net income to net cash provided by operating activities for the fiscal year ended December 26, 2021 changed from the prior year primarily due to:
•Decrease in depreciation and amortization due to the impairment to amortizable intangible assets of $34.7 million during the fiscal first quarter of 2020, as well as assets that were fully amortized or depreciated during fiscal 2021.
•Increase in stock-based compensation expense primarily due to performance-based awards tied to company performance, which has improved during the fiscal year ended December 26, 2021.
•Increase in deferred income tax expense relative to the prior year benefit primarily due to a $23.3 million discrete tax benefit resulting from goodwill and intangible asset impairment charges in the fiscal first quarter of 2020.
•Decrease in other operating activities primarily related to realized gains upon sale of equity securities held supporting our deferred compensation liability in order to reinvest in company-owned life insurance policies.
Changes to operating assets and liabilities for the fiscal year ended December 26, 2021 and select changes for the fiscal year ended December 27, 2020, contributed in the following ways to net cash provided by operating activities:
•Cash used by accounts receivable of $81.6 million was primarily due to increased revenue driven by the recovery of client demand for our services, as well as an increase in our days sales outstanding of 3.6 days compared to the fiscal year ended December 27, 2020. The increase in days sales outstanding was primarily due to a higher percentage of receivables with longer payment terms.
Cash provided by accounts receivable of $57.1 million for the fiscal year ended December 27, 2020 was primarily due to lower revenue from a decline in demand for our services, as well as a decrease in days sales outstanding of 3.7 days compared to the fiscal year ended December 29, 2019 due to focused collection efforts.
•Cash provided by operating lease right-of-use asset of $8.1 million represents reimbursable costs we incurred for the build-out of our Chicago support center, that were collected from our landlord during the fiscal year ended December 26, 2021. There were no similar amounts collected in the prior year.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

•Cash provided by accounts payable and other accrued expenses of $16.4 million was primarily due to higher costs required to support revenue growth, timing of these payments, as well as the return of accrued customer rebates as volumes exceeded minimum thresholds.
Cash used for accounts payable and other accrued expenses of $6.6 million for the fiscal year ended December 27, 2020 was primarily due to cost control programs, a decline in accrued customer rebates and timing of payments. The cost control programs were implemented in response to the economic impact of COVID-19. Accrued customer rebates declined significantly due to clients not meeting rebate volume thresholds as a result of the impact of COVID-19 on their businesses.
•Cash provided by other accrued wages and benefits of $34.6 million was primarily due to higher accrued wages and benefits consistent with our business recovery as well as timing of payroll tax payments.
•The CARES Act allowed for the deferral of the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. Cash used by deferred employer payroll taxes of $57.1 million for the fiscal year ended December 26, 2021 was primarily due to the full repayment as of September 15, 2021. Cash provided by the deferral of employer payroll taxes was $57.1 million for the fiscal year ended December 27, 2020.
Cash flows from investing activities

(in thousands)	2021	2020
Capital expenditures	$(35,006)	$(27,066)
Purchases and sales of restricted investments, net	18,786	(7,345)
Net cash used in investing activities	$(16,220)	$(34,411)
Net cash used in investing activities was $16.2 million for the fiscal year ended December 26, 2021, compared to $34.4 million for the prior year.
Capital expenditures for the fiscal year ended December 26, 2021 include build-out costs for our Chicago support center of $8.6 million, as well as our continued investment in software technology. We remain committed to technological innovation to transform our business for a digital future that makes it easier for our clients to do business with us and easier to connect people to work. We continue making investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting our clients and associates for our staffing businesses, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include our JobStack mobile app in our PeopleReady business and our Affinix talent acquisition technology in our PeopleScout business.
Restricted investments consist of collateral that has been provided or pledged to insurance carriers and state workers’ compensation programs, as well as collateral to support the deferred compensation plan. Cash provided by net purchases and sales of restricted investments increased $26.1 million during the fiscal year ended December 26, 2021, as compared to the prior year, primarily due to reduced levels of and changes in the timing of collateral contributions as required by our insurance carriers.
Cash flows from financing activities

(in thousands)	2021	2020
Purchases and retirement of common stock	$(16,678)	$(52,346)
Net proceeds from employee stock purchase plans	1,135	922
Common stock repurchases for taxes upon vesting of restricted stock	(3,238)	(2,438)
Net change in revolving credit facility	—	(37,100)
Other	(345)	(1,540)
Net cash used in financing activities	$(19,126)	$(92,502)
Net cash used in financing activities of $19.1 million for the fiscal year ended December 26, 2021, was primarily due to the repurchase of $16.7 million of our common stock in the open market under existing authorizations. As of December 26, 2021, $50.0 million remains available for repurchase under existing authorizations. See Note 9: Shareholders’ Equity, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our share repurchase program.

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net cash used in financing activities of $92.5 million for the fiscal year ended December 27, 2020, was primarily due to the repurchase of $40.0 million of our common stock under an accelerated share repurchase agreement and $12.4 million of our common stock in the open market for a total of $52.4 million of common stock. In addition, cash of $37.1 million was used to pay down our Revolving Credit Facility.
FISCAL 2020 AS COMPARED TO FISCAL 2019
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 27, 2020 for discussion of fiscal 2020 compared to fiscal 2019.
CAPITAL RESOURCES
Revolving credit facility
Under our Revolving Credit Facility, which matures on March 16, 2025, we have the ability to increase our Revolving Credit Facility from $300.0 million up to $450.0 million, subject to bank approval.
The following financial covenants were in effect starting the fiscal third quarter of 2021 and thereafter:
•Consolidated leverage ratio less than 4.00 for the third and fourth quarter of 2021 and less than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the second amendment to our credit agreement. As of December 26, 2021, our consolidated leverage ratio was 0.05.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of December 26, 2021, our consolidated fixed charge coverage ratio was 67.88.
Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The second amendment to our credit agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including the financial covenants listed above.
See Note 7: Long-term Debt, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our Revolving Credit Facility.
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

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our total collateral commitments were made up of the following components for the fiscal period end dates presented:

(in thousands)	December 26, 2021	December 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$23,056	$22,253
Cash and cash equivalents held in Trust	21,590	29,410
Investments held in Trust	135,419	152,247
Letters of credit (1)	6,160	6,095
Surety bonds (2)	21,969	20,616
Total collateral commitments	$208,194	$230,621
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
Total collateral commitments decreased $22.4 million during the fiscal year ended December 26, 2021 primarily due to reduced levels of and changes in the timing of collateral contributions as required by our insurance carriers.
At December 26, 2021, we had restricted cash and investments totaling $221.0 million. Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. We have agreements with certain financial institutions that allow us to restrict cash and cash equivalents and investments for the purpose of providing collateral instruments to our insurance carriers to satisfy workers’ compensation claims. The majority of our collateral obligations are held in a Trust. See Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our restricted cash and investments. We established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
The following table provides a reconciliation of our collateral commitments to our workers’ compensation reserve as of the fiscal period end dates presented:

(in thousands)	December 26, 2021	December 27, 2020
Total workers’ compensation reserve	$256,194	$255,493
Add back discount on workers’ compensation reserve (1)	16,806	18,009
Less excess claims reserve (2)	(62,684)	(54,019)
Reimbursable payments to insurance provider (3)	2,984	6,373
Other (4)	(5,106)	4,765
Total collateral commitments	$208,194	$230,621
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
Our workers’ compensation claims reserve for claims below the deductible limit is discounted to their estimated net present value using discount rates based on returns of “risk-free” U.S. Treasury instruments with maturities comparable to the weighted average lives of our workers’ compensation claims. At December 26, 2021, the weighted average discount rate was 1.6%. The claim payments are made over an estimated weighted average period of approximately 5.5 years.
Our workers’ compensation reserves include estimated expenses related to claims above our self-insured limits (“excess claims”), and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the fiscal years ended December 26, 2021 and December 27, 2020 were 1.8% and 1.3%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims were $62.7 million and $54.0 million, as of December 26, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $61.4 million and $52.9 million as of December 26, 2021 and December 27, 2020, respectively.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides an analysis of changes in our workers’ compensation claims reserves:

(in thousands)	2021	2020
Beginning balance	$255,493	$255,618
Self-insurance reserve expenses related to current year, net	56,979	61,264
Payments related to current year claims	(9,533)	(12,594)
Payments related to claims from prior years	(32,350)	(40,236)
Changes to prior years’ self-insurance reserve, net	(24,342)	(19,205)
Amortization of prior years’ discount (1)	1,283	1,880
Net change in excess claims reserve (2)	8,664	8,766
Ending balance	256,194	255,493
Less current portion	61,596	66,007
Long-term portion	$194,598	$189,486
(1)The discount is amortized over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in cost of services on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
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
FUTURE OUTLOOK
We expect our Revolving Credit Facility and strong financial position to provide ample liquidity. At December 26, 2021, we had no debt outstanding on our Revolving Credit Facility leaving $294 million unused under the Revolving Credit Facility as $6 million was utilized by outstanding standby letters of credit. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
As of December 26, 2021, $50 million remains available for repurchase of common stock under existing authorizations. On January 31, 2022, our Board of Directors authorized a $100 million addition to our share repurchase program for our outstanding common stock. For further information, see Note 15: Subsequent Events, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
We believe that cash provided from operations and our capital resources will be adequate to meet our cash requirements for the next 12 months and beyond. See Note 8: Commitments and Contingencies and Note 11: Defined Contribution Plans, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our contractual obligations.

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Workers’ compensation reserve
We maintain reserves for workers’ compensation claims, including the excess claims portion above our insurance deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amount estimated, additional reserves may be required. Changes in reserve estimates are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
Our workers’ compensation reserves include estimated expenses related to excess claims and a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance companies. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns on “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. When appropriate, we record a valuation allowance against the insurance receivable to reflect amounts that may not be realized.
There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix, which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. For fiscal 2021 claims, a 5% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $3 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
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
•PeopleManagement On-Site has a smaller number of clients and follows a contractual billing schedule. The invoice amounts are higher than that of PeopleReady and Centerline, with longer payment terms.
•PeopleScout has a smaller number of clients, and generally sends invoices on a consolidated basis for a client. Invoice amounts are generally higher for PeopleScout than for PeopleManagement On-Site, with similar payment terms.

Page - 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments are PeopleReady, PeopleManagement Centerline, PeopleManagement On-Site, PeopleScout RPO and PeopleScout MSP. The impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Our weighted average cost of capital for our most recent annual impairment test ranged from 11.0% to 12.0%. We also apply a market approach, which identifies similar publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The

Page - 38

MANAGEMENT’S DISCUSSION AND ANALYSIS

primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test. These combined fair values are reconciled to our aggregate market value of our shares of common stock outstanding on the date of valuation, resulting in a control premium of 23.2% in our most recent annual impairment test.
We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our 2021 annual impairment test performed as of March 29, 2021, all reporting units’ fair values were substantially in excess of their respective carrying values. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 29, 2021 to December 26, 2021. Accordingly, there was no goodwill impairment charge recorded during fiscal 2021.
During fiscal 2020, we recorded an impairment charge of $140.5 million with respect to our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units. There was no goodwill impairment charge recorded during fiscal 2019.
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
We performed our annual indefinite-lived intangible asset impairment test as of March 29, 2021, and determined that the estimated fair values exceeded the carrying amounts for our indefinite-lived trade names. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 29, 2021 to December 26, 2021. Accordingly, no impairment charge was recorded during fiscal 2021.
No impairment charge was recorded during fiscal 2020 or 2019.
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
No impairment charge was recorded during fiscal 2021 or 2019. During fiscal 2020, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million.
Estimated contingent legal and regulatory liabilities
From time to time, we are subject to compliance audits by federal, state, local and foreign authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company or other third-party is legally obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our estimated liability regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.

Page - 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021. However, the ICE Benchmark Administration Limited, in its capacity as administrator of LIBOR, has announced that it intends to extend publication of LIBOR (other than one-week and two-month tenors) through June 2023. TrueBlue and its lenders have committed to identify and implement a LIBOR successor reference rate ahead of the LIBOR discontinuation date.
Trust assets
Restricted cash and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of the workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities and agency mortgage-backed securities. The majority of our collateral obligations are held in a trust (“Trust”) at the Bank of New York Mellon. The individual investments within the Trust are subject to credit risk due to possible rating changes, default or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high-quality, diversified securities. We have the positive intent and ability to hold these investments until maturity and accordingly have classified them as held-to-maturity. For additional information, see Note 3: Restricted Cash and Investments, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Foreign currency exchange rate risk
The majority of our revenue, expense, liabilities and capital purchasing activities are transacted in U.S. dollars. However, because a portion of our operations consists of activities outside of the United States of America, we have minimal transactions in other currencies, primarily the Canadian and Australian dollars, British pound sterling and Indian rupee. We have not hedged our foreign currency translation risk. We have the ability to hold our foreign currency denominated assets indefinitely and do not expect that a sudden or significant change in foreign exchange rates will have a material impact on future operating results or cash flows.

Page - 40

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 26, 2021 and December 27, 2020, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 26, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Workers’ Compensation Claims Reserves - Refer to Note 1 and Note 6 to the Financial Statements
Critical Audit Matter Description
The Company bears the financial responsibility for a significant portion of expected losses under its workers’ compensation program and records reserves for workers’ compensation claims based on estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The determination of the undiscounted reserve requires significant estimates and assumptions related to the future cost of claims and related expenses for claims that have been reported but not settled, as well as those that have been incurred but not reported. The undiscounted workers’ compensation obligation was $273.0 million as of December 26, 2021.
Given the fact that changes in actuarial assumptions could have a significant impact on the reserve, auditing management judgments regarding the workers’ compensation reserve, including estimates of the future cost of claims and related expenses, involved a high degree of auditor judgment, including the need to involve our actuarial specialists.

Page - 41

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the workers’ compensation reserve included the following, among others:
•We tested the effectiveness of controls over workers’ compensation, including those over payments and related expenses, claims data provided to the actuary, and review of actuarial results.
•We evaluated the methods and assumptions used by management to estimate the workers’ compensation reserve by:
◦Making selections of the underlying claims data that serves as the basis for the actuarial analysis, including claims payments and related expenses, to evaluate whether the inputs to the actuarial estimate were reasonable; and
◦Comparing management’s prior-year assumptions of expected future cost of claims and related expenses to actuals incurred during the current year to identify potential bias in the determination of the workers’ compensation reserve.
•With the assistance of our actuarial specialists, we developed independent estimates of the reserve and compared our estimates to the Company’s recorded reserve.
/s/ Deloitte & Touche, LLP
Seattle, Washington
February 16, 2022
We have served as the Company’s auditor since 2009.

Page - 42

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)	December 26, 2021	December 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$49,896	$62,507
Accounts receivable, net of allowance of $6,687 and $2,921	353,882	278,343
Prepaid expenses and other current assets	31,614	26,137
Income tax receivable	9,681	11,898
Total current assets	445,073	378,885
Property and equipment, net	88,090	71,734
Restricted cash and investments	221,026	240,534
Deferred income taxes, net	29,330	30,019
Goodwill	94,538	94,873
Intangible assets, net	22,211	28,929
Operating lease right-of-use assets, net	55,197	65,940
Workers’ compensation claims receivable, net	61,386	52,934
Other assets, net	16,375	16,729
Total assets	$1,033,226	$980,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$77,172	$58,447
Accrued wages and benefits	100,173	122,657
Current portion of workers’ compensation claims reserve	61,596	66,007
Current operating lease liabilities	12,097	13,938
Other current liabilities	7,508	7,918
Total current liabilities	258,546	268,967
Workers’ compensation claims reserve, less current portion	194,598	189,486
Long-term deferred compensation liabilities	28,806	26,361
Long-term operating lease liabilities	54,927	54,797
Other long-term liabilities	3,282	3,776
Total liabilities	540,159	543,387

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 34,861 and 35,493 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(15,747)	(14,828)
Retained earnings	508,813	452,017
Total shareholders’ equity	493,067	437,190
Total liabilities and shareholders’ equity	$1,033,226	$980,577
See accompanying notes to consolidated financial statements

Page - 43

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)	2021	2020	2019
Revenue from services	$2,173,622	$1,846,360	$2,368,779
Cost of services	1,613,302	1,405,715	1,748,831
Gross profit	560,320	440,645	619,948
Selling, general and administrative expense	464,322	408,307	516,220
Depreciation and amortization	27,556	32,031	37,549
Goodwill and intangible asset impairment charge	—	175,189	—
Income (loss) from operations	68,442	(174,882)	66,179
Interest expense and other income, net	5,408	1,620	3,865
Income (loss) before tax expense (benefit)	73,850	(173,262)	70,044
Income tax expense (benefit)	12,216	(31,421)	6,971
Net income (loss)	$61,634	$(141,841)	$63,073

Net income (loss) per common share:
Basic	$1.77	$(4.01)	$1.63
Diluted	$1.74	$(4.01)	$1.61

Weighted average shares outstanding:
Basic	34,798	35,365	38,778
Diluted	35,434	35,365	39,179

Other comprehensive income (loss):
Foreign currency translation adjustment	$(919)	$(1,590)	$1,411
Total other comprehensive income (loss), net of tax	(919)	(1,590)	1,411
Comprehensive income (loss)	$60,715	$(143,431)	$64,484
See accompanying notes to consolidated financial statements

Page - 44

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 30, 2018	40,054	$1	$606,087	$(14,649)	$591,439
Net income	—	—	63,073	—	63,073
Foreign currency translation adjustment	—	—	—	1,411	1,411
Purchases and retirement of common stock	(1,855)	—	(38,826)	—	(38,826)
Issuances under equity plans, including tax benefits	365	—	(893)	—	(893)
Stock-based compensation	29	—	9,769	—	9,769
Balances, December 29, 2019	38,593	1	639,210	(13,238)	625,973
Net loss	—	—	(141,841)	—	(141,841)
Foreign currency translation adjustment	—	—	—	(1,590)	(1,590)
Purchases and retirement of common stock	(3,557)	—	(52,346)	—	(52,346)
Issuances under equity plans, including tax benefits	429	—	(1,517)	—	(1,517)
Stock-based compensation	28	—	9,113	—	9,113
Change in accounting standard cumulative-effect adjustment	—	—	(602)	—	(602)
Balances, December 27, 2020	35,493	1	452,017	(14,828)	437,190
Net income	—	—	61,634	—	61,634
Foreign currency translation adjustment	—	—	—	(919)	(919)
Purchases and retirement of common stock	(620)	—	(16,678)	—	(16,678)
Issuances under equity plans, including tax benefits	(12)	—	(2,103)	—	(2,103)
Stock-based compensation	—	—	13,943	—	13,943
Balances, December 26, 2021	34,861	$1	$508,813	$(15,747)	$493,067
See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$61,634	$(141,841)	$63,073
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,556	32,031	37,549
Goodwill and intangible asset impairment charge	—	175,189	—
Provision for credit losses	6,493	6,300	7,661
Stock-based compensation	13,943	9,113	9,769
Deferred income taxes	752	(26,791)	1,263
Non-cash lease expense	14,446	15,195	14,823
Other operating activities	(1,968)	(686)	(1,589)
Changes in operating assets and liabilities
Accounts receivable	(81,616)	57,146	5,450
Income tax receivable	1,602	(1,122)	(6,480)
Operating lease right-of-use asset	8,080	—	—
Other assets	(13,715)	(2,124)	(12,575)
Accounts payable and other accrued expenses	16,425	(6,561)	6,921
Other accrued wages and benefits	34,581	(2,012)	(9,494)
Deferred employer payroll taxes	(57,065)	57,065	—
Workers’ compensation claims reserve	701	(125)	(10,828)
Operating lease liabilities	(13,457)	(14,562)	(15,178)
Other liabilities	2,048	(3,684)	3,166
Net cash provided by operating activities	20,440	152,531	93,531
Cash flows from investing activities:
Capital expenditures	(35,006)	(27,066)	(28,119)
Payments for company-owned life insurance	(4,000)	(12,031)	(12,210)
Proceeds from company-owned life insurance	832	—	—
Purchases of restricted available-for-sale investments	(43)	(2,896)	(7,667)
Sales of restricted available-for-sale investments	7,333	12,311	20,859
Purchases of restricted held-to-maturity investments	(9,411)	(32,495)	(22,963)
Maturities of restricted held-to-maturity investments	23,935	27,561	28,254
Other	140	205	215
Net cash used in investing activities	(16,220)	(34,411)	(21,631)
Cash flows from financing activities:
Purchases and retirement of common stock	(16,678)	(52,346)	(38,826)
Net proceeds from employee stock purchase plans	1,135	922	1,329
Common stock repurchases for taxes upon vesting of restricted stock	(3,238)	(2,438)	(2,222)
Net change in revolving credit facility	—	(37,100)	(42,900)
Other	(345)	(1,540)	(296)
Net cash used in financing activities	(19,126)	(92,502)	(82,915)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(521)	623	936
Net change in cash, cash equivalents and restricted cash	(15,427)	26,241	(10,079)
Cash, cash equivalents and restricted cash, beginning of period	118,612	92,371	102,450
Cash, cash equivalents and restricted cash, end of period	$103,185	$118,612	$92,371
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,425	$3,149	$2,432
Income taxes	9,773	(3,441)	12,166
Operating lease liabilities	16,590	16,995	17,643
Non-cash transactions:
Property and equipment purchased but not yet paid	3,949	1,347	993
Right-of-use assets obtained in exchange for new operating lease liabilities	11,878	38,847	18,759

See accompanying notes to consolidated financial statements

Page - 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We serve clients in a wide variety of industries through our PeopleReady segment which offers general, industrial and skilled trade staffing, our PeopleManagement segment which offers contingent, on-site industrial staffing and commercial driver services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries. We are headquartered in Tacoma, Washington.
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
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates in our financial statements include, but are not limited to, acquisition method of accounting, allowance for credit losses, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, contingent legal, regulatory and government incentive liabilities, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.
We also considered the coronavirus pandemic (“COVID-19”) related impacts to our estimates, as appropriate, within our financial statements and there may be changes to those estimates in future periods. However, we believe that the accounting estimates used are appropriate after considering the increased uncertainties surrounding the severity and duration of COVID-19. These estimates and assumptions are subject to inherent uncertainties, which may result in actual future amounts differing from reported estimated amounts.
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

Page - 47

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
•We demonstrate control over the services provided to our clients.
•We establish our billing rates.
Contingent staffing
We recognize revenue for our PeopleReady and PeopleManagement contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to collect in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We incur immaterial costs to obtain our contingent staffing contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense as incurred. Also, we incur immaterial costs to fulfill some contingent staffing contracts, which are expensed as incurred.
Human resource outsourcing
We primarily recognize revenue for our PeopleScout outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We incur immaterial costs to obtain our outsourced recruitment of permanent employee contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense as incurred. Also, we incur immaterial costs to fulfill these contracts, which are expensed as incurred.
Unsatisfied performance obligations
As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at an amount for which we have the right to invoice for services performed.
Cost of services
Cost of services refers to costs directly associated with the earning of revenue and primarily includes wages and related payroll taxes and workers’ compensation expenses. Cost of services also includes billable travel as well as other reimbursable and non-reimbursable expenses.
Advertising costs
Advertising costs consist primarily of print and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative (“SG&A”) were $9.7 million, $5.5 million and $6.8 million in fiscal 2021, 2020 and 2019, respectively.
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

Page - 48

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
When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection efforts, historical collection trends, write-off experience, client credit risk, current economic data and forecasted information. The allowance for credit loss is reviewed and represents our best estimate of the amount of expected credit losses. Past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of our adoption of the accounting standard for current expected credit losses (“CECL”) on the first day of fiscal 2020, we recognized a cumulative-effect adjustment to our accounts receivable allowance of $0.5 million as of that date.
Restricted cash and investments
Cash and investments pledged as collateral and restricted for use in workers’ compensation insurance programs are included as restricted cash and investments on our Consolidated Balance Sheets. Our investments consist of highly rated investment grade debt securities, which at the time of purchase, were rated A1/P1 or higher for short-term securities and A or higher for long-term securities, by nationally recognized rating organizations. We have the positive intent and ability to hold our restricted investments until maturity in accordance with our investment policy and, accordingly, all of our restricted investments are classified as held-to-maturity. In the event that an investment is downgraded below our investment policy criteria, it may be replaced with a new security.
We establish an allowance for credit loss for our held-to-maturity debt securities using a discounted cash flow method including a probability of default rate based on the issuer’s credit rating. The cumulative-effect adjustment to our held-to-maturity debt securities as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of December 26, 2021.
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
•Level 3: Assets and liabilities with unobservable inputs.

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of our cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. We hold money market funds to support our workers’ compensation program and have historically held mutual funds and money market funds to support our deferred compensation liability, which are carried at fair value based on quoted market prices in active markets for identical assets. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. We have company-owned life insurance policies that fund our deferred compensation liability. Company-owned life insurance policies are carried at cash surrender value, which approximates fair value. We hold certain restricted investments to collateralize our workers’ compensation programs, which are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets. We determine the fair value of these restricted investments based on comparisons to similar financial instruments or financial models based on observable inputs to arrive at consensus pricing.
Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. We typically determine the fair value of these items using internal estimates and assumptions that market participants would use in pricing the asset or liability.
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
Leases
We conduct our branch operations primarily from leased locations. We also lease office spaces for our centralized support functions, office equipment, and machinery for use at client sites. Many leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. The terms of our lease agreements generally range from three to five years, with some as high as 15 years and many containing options to renew. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice.
Operating leases are included in operating lease right-of-use assets, net and current and long-term operating lease liabilities on our Consolidated Balance Sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For leases with an initial non-cancelable lease term of less than one year and no option to purchase, we have elected not to recognize the lease on our Consolidated Balance Sheets and instead recognize rent payments on a straight-line basis over the lease term within SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, for those leases where the right to cancel the lease is available to both TrueBlue (as the lessee) and the lessor, the lease term is the initial non-cancelable period plus the notice period, which is typically 90 days, and not greater than one year.
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
We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. There were no goodwill impairment charges recorded during fiscal 2021 or 2019. Refer to Note 5: Goodwill and Intangible Assets for further details regarding the goodwill impairment charge recorded during fiscal 2020.
We have indefinite-lived intangible assets related to our Staff Management | SMX and PeopleScout trade names. We test our trade names annually for impairment, and when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no indefinite-lived intangible asset impairment charges recorded during fiscal 2021, 2020 or 2019.
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

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have finite-lived intangible assets related to acquired company customers, trade names/trademarks, and technology, as well as purchased trade names/trademarks. During fiscal 2020, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 27, 2020. Refer to Note 5: Goodwill and Intangible Assets for further details. There were no long-lived asset impairment charges recorded during fiscal 2021 or 2019.
We capitalize implementation costs incurred in a cloud computing arrangement that is a service contract. Capitalized implementation costs are recorded as a prepaid asset in other assets, net on our Consolidated Balance Sheets, with the related amortization recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the fixed, non-cancelable term of the associated arrangement plus any reasonably certain renewal periods. Software license fees incurred during the development period are expensed as incurred.
Workers’ compensation claims reserves
We maintain reserves for workers’ compensation claims using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” United States of America (“U.S.”) Treasury instruments available during the year in which the liability was incurred, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required. Changes in reserve estimates are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes are made.
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
We also establish an allowance for credit loss for our insurance receivables using a probability of default and losses expected upon default method, with the probability of default rate based on the third-party insurance carrier’s credit rating. Changes in the allowance for credit losses are recorded in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss). The cumulative-effect adjustment to our workers’ compensation insurance receivables as a result of adopting CECL as of the beginning of the first quarter of 2020 was immaterial, as was the allowance as of December 26, 2021.
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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as changes to the federal and state corporate tax rates and the mix of states and their taxable income, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events and past operating results. Based on that analysis, we have determined that a valuation allowance is appropriate for certain net

Page - 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating losses (“NOLs”) and tax credits that we expect will not be utilized within the permitted carryforward periods as of December 26, 2021 and December 27, 2020.
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
The current portion of the deferred compensation liability is included in accrued wages and benefits on our Consolidated Balance Sheets. The total deferred compensation liability is largely funded through company-owned life insurance policies, mutual funds and money market funds recorded in restricted cash and investments on our Consolidated Balance Sheets. The carrying value of company-owned life insurance policies is based on the cash surrender value of the policies and, accordingly, approximates fair value. Changes in the cash surrender value of the company-owned life insurance policies are recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). The deferred compensation mutual funds and money market funds are measured at fair value, with unrealized gains and losses recognized in SG&A expense, while realized gains and losses are recorded in other income on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 26, 2021, all of the mutual funds and money market funds have been converted into company-owned life insurance policies.
Stock-based compensation
Under various plans, our Board of Directors (the “Board”), executive officers and key employees have received or may receive grants of restricted stock awards, restricted stock units or performance share units (collectively, “stock-based awards”). We also have an employee stock purchase plan (“ESPP”).
Compensation expense for stock-based awards is generally recognized on a straight-line basis over the vesting period, based on our stock’s fair market value on the grant date. For performance share unit grants issued with performance conditions, compensation expense is recognized over each vesting period based on assessment of the likelihood of meeting these conditions. We recognize compensation expense for only the portion of stock-based awards that are expected to vest. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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
Purchases and retirement of our common stock
We purchase our common stock under a program authorized by our Board. Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on the Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.

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
Government incentives
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provided employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak. Also during fiscal 2020, the Canadian and Australian governments enacted subsidy programs to help employers offset a portion of their employee wages and rent for a limited period. We elected to treat qualified government incentives from the U.S., Canadian and Australian governments as offsets to the related operating expenses. During fiscal 2021, Canadian subsidies reduced our operating expenses by $3.9 million on our Consolidated Statement of Operations and Comprehensive Income (Loss). During 2020, U.S., Canadian and Australian subsidies reduced our operating expenses by $9.9 million on our Consolidated Statement of Operations and Comprehensive Income (Loss).
Additionally, under the CARES Act, we were allowed to delay payments for the employer portion of social security taxes (6.2% of taxable wages) incurred between March 27, 2020 and December 31, 2020, for both our temporary associates and permanent employees. Deferred employer payroll taxes of $59.9 million were paid in full on September 15, 2021.
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
All acquisition-related costs are expensed as incurred and recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, we recognize liabilities for anticipated restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions, and record them as SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Recently issued accounting pronouncements not yet adopted
There are no new accounting pronouncements, issued or effective during the fiscal year, that are expected to have a significant impact on our financial statements and related disclosures.

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	December 26, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,896	$49,896	$—	$—
Restricted cash and cash equivalents	53,289	53,289	—	—
Cash, cash equivalents and restricted cash (1)	$103,185	$103,185	$—	$—

Municipal debt securities	$58,505	$—	$58,505	$—
Corporate debt securities	78,357	—	78,357	—
Agency mortgage-backed securities	152	—	152	—
U.S. government and agency securities	1,070	—	1,070	—
Restricted investments classified as held-to-maturity (2)	$138,084	$—	$138,084	$—

Deferred compensation investments (3)	$—	$—	$—	$—

	December 27, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$62,507	$62,507	$—	$—
Restricted cash and cash equivalents	56,105	56,105	—	—
Cash, cash equivalents and restricted cash (1)	$118,612	$118,612	$—	$—

Municipal debt securities	$70,723	$—	$70,723	$—
Corporate debt securities	85,937	—	85,937	—
Agency mortgage-backed securities	512	—	512	—
U.S. government and agency securities	1,124	—	1,124	—
Restricted investments classified as held-to-maturity (2)	$158,296	$—	$158,296	$—

Deferred compensation investments (3)	$5,915	$5,915	$—	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
(3)Deferred compensation investments include mutual funds and money market funds. Refer to Note 3: Restricted Cash and Investments for additional details on these investments. As of December 26, 2021, all of the mutual funds and money market funds supporting the deferred compensation liability have been converted into company-owned life insurance policies.
Assets measured at fair value on a nonrecurring basis
We measure the fair value of certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. During the first quarter of 2020, we performed an interim impairment test as of the last day of our first fiscal quarter (March 29, 2020). As a result of the test, goodwill and client relationship intangible assets with a total carrying value of $221.6 million were written down to their fair value, and an impairment charge of $175.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 27, 2020. There were no goodwill or intangible asset impairment charges recorded during fiscal 2021 or 2019. Refer to Note 5: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impairment was comprised as follows:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment charge
Goodwill	$31,705	$—	$—	$31,705	$(140,489)
Client relationships	14,700	—	—	14,700	(34,700)
Total	$46,405	$—	$—	$46,405	$(175,189)
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	December 26, 2021	December 27, 2020
Cash collateral held by insurance carriers	$28,957	$26,025
Cash and cash equivalents held in Trust	21,590	29,410
Investments held in Trust	135,419	152,247
Deferred compensation investments	—	5,915
Company-owned life insurance policies	32,318	26,267
Other restricted cash and cash equivalents	2,742	670
Total restricted cash and investments	$221,026	$240,534
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 26, 2021 and December 27, 2020, were as follows:

	December 26, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$56,346	$2,159	$—	$58,505
Corporate debt securities	77,925	995	(563)	78,357
Agency mortgage-backed securities	148	4	—	152
U.S. government and agency securities	1,000	70	—	1,070
Total held-to-maturity investments	$135,419	$3,228	$(563)	$138,084

	December 27, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$67,287	$3,436	$—	$70,723
Corporate debt securities	83,467	2,511	(41)	85,937
Agency mortgage-backed securities	493	19	—	512
U.S. government and agency securities	1,000	124	—	1,124
Total held-to-maturity investments	$152,247	$6,090	$(41)	$158,296

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 26, 2021
(in thousands)	Amortized cost	Fair value
Due in one year or less	$23,828	$24,023
Due after one year through five years	109,572	112,010
Due after five years through ten years	2,019	2,051
Total held-to-maturity investments	$135,419	$138,084
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies, mutual funds and money market funds to support our deferred compensation liability. As of December 26, 2021, all of the mutual funds and money market funds were converted into company-owned life insurance policies. Unrealized gains and losses related to these investments held at December 26, 2021, December 27, 2020 and December 29, 2019, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

(in thousands)	2021	2020	2019
Unrealized gains (losses)	$1,061	$723	$2,814
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses

(in thousands)	2021	2020	2019
Beginning balance	$2,921	$4,288	$5,026
Cumulative-effect adjustment (1)	—	524	—
Current period provision	6,493	6,300	7,661
Write-offs	(2,713)	(8,181)	(8,358)
Foreign currency translation	(14)	(10)	(41)
Ending balance	$6,687	$2,921	$4,288
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our accounts receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other current assets

(in thousands)	December 26, 2021	December 27, 2020
Prepaid software agreements	$10,078	$8,643
Other prepaid expenses	8,858	8,631
Other current assets	12,678	8,863
Prepaid expenses and other current assets	$31,614	$26,137
Property and equipment

(in thousands)	December 26, 2021	December 27, 2020
Buildings and land	$50,444	$44,479
Software	139,363	127,715
Computers, furniture and equipment	47,816	42,846
Construction in progress	16,574	9,997
Gross property and equipment	254,197	225,037
Less accumulated depreciation	(166,107)	(153,303)
Property and equipment, net	$88,090	$71,734
Capitalized software costs, net of accumulated depreciation, were $29.3 million and $27.6 million as of December 26, 2021 and December 27, 2020, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $20.9 million, $21.9 million and $19.7 million for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleScout	Total company
Balance at	December 29, 2019
Goodwill before impairment		$106,304	$81,092	$145,181	$332,577
Accumulated impairment charge		(46,210)	(33,700)	(15,169)	(95,079)
Goodwill, net		60,094	47,392	130,012	237,498

Impairment charge		—	(45,901)	(94,588)	(140,489)
Foreign currency translation		—	—	(2,136)	(2,136)

Balance at	December 27, 2020
Goodwill before impairment		106,304	81,092	143,045	330,441
Accumulated impairment charge		(46,210)	(79,601)	(109,757)	(235,568)
Goodwill, net		60,094	1,491	33,288	94,873

Foreign currency translation		—	—	(335)	(335)

Balance at	December 26, 2021
Goodwill before impairment		106,304	81,092	142,710	330,106
Accumulated impairment charge		(46,210)	(79,601)	(109,757)	(235,568)
Goodwill, net		$60,094	$1,491	$32,953	$94,538
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 26, 2021			December 27, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$102,016	$(87,134)	$14,882	$113,382	$(91,956)	$21,426
Trade names/trademarks	2,066	(737)	1,329	2,088	(585)	1,503
Total finite-lived intangible assets	$104,082	$(87,871)	$16,211	$115,470	$(92,541)	$22,929
(1)Excludes assets that are fully amortized. Balances at December 27, 2020 are net of impairment charge of $34.7 million.
Amortization expense of our finite-lived intangible assets was $6.7 million, $10.1 million and $17.9 million for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the estimated future amortization of finite-lived intangible assets as of December 26, 2021:

(in thousands)
2022	$5,786
2023	5,132
2024	4,158
2025	326
2026	125
Thereafter	684
Total future amortization	$16,211
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of December 26, 2021 and December 27, 2020.
Impairments
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
There were no goodwill or intangible asset impairment charges recorded during fiscal 2021 or 2019.
2020 impairments
Goodwill
During the fiscal year ended December 27, 2020, we recorded a non-cash impairment charge of $140.5 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss). The goodwill carrying value of $45.9 million for our PeopleManagement On-Site reporting unit was fully impaired. The goodwill impairment charge for PeopleScout RPO and PeopleScout MSP was $92.2 million and $2.4 million, respectively. The charge was primarily the result of expected continued weakness in pricing and demand for our staffing services in a volatile economic climate, which resulted in a decline in our stock price. The decline in stock price pushed our market capitalization significantly below the recorded value of our consolidated net assets. This was further impacted by COVID-19, which created a significant drop in client demand. The weighted average cost of capital used ranged from 11.5% to 12.0%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. The remaining goodwill balances for PeopleScout RPO and PeopleScout MSP was $23.6 million and $9.7 million, respectively, as of December 27, 2020.
Finite-lived intangible assets
During the fiscal year ended December 27, 2020, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss). The charge was primarily due to the decrease in demand for our services associated with government and societal actions taken to address the impact of COVID-19, which resulted in lower future expectations. The impairment charge for PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets was $25.0 million and $9.7 million, respectively. The remaining client relationship intangible asset balances related to assets impaired for PeopleScout RPO and PeopleManagement On-Site was $5.1 million and $7.2 million, respectively, as of December 27, 2020. Considerable management judgment was necessary to determine key assumptions, including projected revenue of acquired clients and an appropriate discount rate of 12.0%.

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% and 1.8% at December 26, 2021 and December 27, 2020, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of December 26, 2021.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 26, 2021	December 27, 2020
Undiscounted workers’ compensation reserve	$273,000	$273,502
Less discount on workers’ compensation reserve	16,806	18,009
Workers’ compensation reserve, net of discount	256,194	255,493
Less current portion	61,596	66,007
Long-term portion	$194,598	$189,486
Payments made against self-insured claims were $41.9 million, $52.8 million and $63.1 million for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the fiscal years ended December 26, 2021 and December 27, 2020 were 1.8% and 1.3%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims were $62.7 million and $54.0 million, as of December 26, 2021 and December 27, 2020, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $61.4 million and $52.9 million as of December 26, 2021 and December 27, 2020, respectively.
The activity related to the insurance receivable allowance for credit losses was as follows:

(in thousands)	2021	2020	2019
Beginning balance	$85	$629	$3,314
Cumulative-effect adjustment (1)	—	72	—
Charged to expense	13	13	120
Release of allowance	—	(629)	(2,805)
Ending balance	$98	$85	$629
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
•type and location of work performed;
•impact of safety initiatives; and

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•positive or adverse development of claims, which considers the potential impact of COVID-19.
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 26, 2021:

(in thousands)
2022	$61,596
2023	32,921
2024	19,117
2025	12,694
2026	9,363
Thereafter	57,819
Sub-total	193,510
Excess claims (1)	62,684
Total	$256,194
(1)Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $39.8 million, $49.4 million and $60.2 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.
NOTE 7:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At December 26, 2021, $6.2 million was utilized by outstanding standby letters of credit, leaving $293.8 million unused and available under the Revolving Credit Facility. At December 27, 2020, $6.1 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined under the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above.
A commitment fee between 0.25% and 0.50% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the second amendment to our credit agreement. Letters of credit are priced at a margin between 1.00% and 3.25%, plus a fronting fee of 0.50%.
Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The second amendment to our credit agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants.
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect starting the third quarter of 2021 and remained as of December 26, 2021:

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Consolidated leverage ratio less than 4.00 for the third and fourth quarters of 2021 and less than 3.00 thereafter, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the second amendment to our credit agreement. As of December 26, 2021, our consolidated leverage ratio was 0.05.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of December 26, 2021, our consolidated fixed charge coverage ratio was 67.88.
As of December 26, 2021, and throughout fiscal 2021, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 26, 2021	December 27, 2020
Cash collateral held by workers’ compensation insurance carriers	$23,056	$22,253
Cash and cash equivalents held in Trust	21,590	29,410
Investments held in Trust	135,419	152,247
Letters of credit (1)	6,160	6,095
Surety bonds (2)	21,969	20,616
Total collateral commitments	$208,194	$230,621
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
Operating leases

We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 15 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options is at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.

Operating lease costs were comprised of the following:

(in thousands)	2021	2020
Operating lease costs	$16,502	$16,607
Short-term lease costs	8,392	7,781
Other lease costs, net (1)	3,886	3,922
Total lease costs	$28,780	$28,310
(1)Other lease costs include variable lease costs, net of sublease income.

Other information related to our operating leases was as follows:

	December 26, 2021	December 27, 2020
Weighted average remaining lease term in years	8.8	9.0
Weighted average discount rate	4.9%	5.0%

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future non-cancelable minimum lease payments under our operating lease commitments as of December 26, 2021, are as follows for each of the next five years and thereafter:

(in thousands)
2022	$14,898
2023	12,344
2024	9,402
2025	7,565
2026	5,395
Thereafter	33,412
Total undiscounted future non-cancelable minimum lease payments (1)	83,016
Less: Imputed interest (2)	15,992
Present value of lease liabilities	$67,024
(1)Operating lease payments exclude approximately $1.9 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of the new lease standard) or lease inception (for those leases entered into after the adoption date).
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancellable without significant penalty. We had $33.3 million of purchase obligations as of December 26, 2021, of which $20.2 million are expected to be paid in 2022, $11.4 million in 2023, $1.6 million in 2024, and the remaining $0.1 million in 2025.
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
NOTE 9:    SHAREHOLDERS’ EQUITY
Common stock
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.5 million and 0.9 million shares as of December 26, 2021 and December 27, 2020, respectively.
On September 15, 2017, our Board authorized a $100.0 million addition to our share repurchase program for our outstanding common stock (“2017 authorization”). On October 16, 2019, our Board authorized a $100.0 million addition to our share repurchase program for our outstanding common stock (“2019 authorization”). The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. We may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase agreement or otherwise. Refer to Note 15: Subsequent Event for further details regarding an additional authorization.
During fiscal 2020, we repurchased shares using the remaining $19.0 million available under the 2017 authorization. Under this authorization, we repurchased and retired 4.7 million shares of our common stock at an average share price of $21.14, which excludes commissions. As of December 27, 2020, $66.7 million remained available for repurchase of common stock under the 2019 authorization. During fiscal 2021, we repurchased shares using $16.7 million under the 2019 authorization. As of December 26, 2021, $50.0 million remains available for repurchase of common stock under the 2019 authorization.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details of shares repurchased as part of our existing share repurchase authorizations are as follows:

Fiscal year	Number of shares repurchased	Average price per share	Amount (in thousands)
2021
Open market purchases	620,280	$26.90	$16,678

2020
Open market purchases	779,068	$15.85	$12,346
ASR (1)	2,777,486	$14.40	$40,000
Total 2020	3,556,554	$14.72	$52,346
(1)    On February 28, 2020, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution to repurchase our common stock. On July 2, 2020, we settled our ASR agreement, resulting in the receipt of a total of 2,777,486 shares over the term of the ASR agreement with a volume weighted average price of $14.40.
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
NOTE 10:    STOCK-BASED COMPENSATION
We record stock-based compensation expense for restricted stock awards, restricted stock units, performance share units (collectively, “stock-based awards”), and shares purchased under an employee stock purchase plan (“ESPP”).
Our 2016 Omnibus Incentive Plan (“Incentive Plan”), effective May 11, 2016, applies to directors, officers, employees and consultants of the Company and permits the granting of nonqualified and incentive stock options, restricted stock awards, performance share units, restricted stock units and stock appreciation rights. Upon adoption, the Incentive Plan provided for the issuance or delivery of up to 1.5 million shares of our common stock. Effective May 9, 2018, an additional 1.8 million shares were authorized under the Incentive Plan.
Stock-based awards

Under the Incentive Plan, stock-based awards are granted to the Board, executive officers and key employees. Stock-based awards granted to executive officers and key employees generally vest annually over three or four years. Beginning in fiscal 2020, stock-based awards granted to members of our Board vest over an eight month period. Prior to fiscal 2020, stock-based awards granted to members of our Board vested immediately. Receipt of the vested shares may be deferred until after a director leaves the Board. Compensation expense related to these grants is calculated based on the grant-date fair value. We recognize compensation expense on a straight-line basis over the vesting period, net of forfeitures.
Beginning in fiscal 2020, performance share units are only granted to certain executive officers. Prior to fiscal 2020, performance share units were also granted to certain employees. Vesting of performance share units is contingent upon the achievement of return on equity, profitability, or individual performance goals at the end of each three-year performance period. Each performance share unit is equivalent to one share of common stock. Compensation expense for these grants is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period only for the performance share units expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based award activity for the fiscal year ended December 26, 2021, was as follows:

(shares in thousands)	Shares	Weighted-average grant-date fair value
Non-vested at beginning of period	1,523	$22.77
Granted	953	$20.21
Vested	(579)	$22.43
Forfeited	(184)	$19.91
Non-vested at the end of the period	1,713	$21.71
The following table summarizes the weighted-average grant-date fair value per share for stock-based awards granted during fiscal 2021, 2020 and 2019:

	2021	2020	2019
Weighted-average grant-date fair value	$20.21	$17.06	$23.05
As of December 26, 2021, total unrecognized stock-based compensation expense was approximately $17.5 million, which is estimated to be recognized over a weighted average remaining period of 1.7 years. The total fair value of stock-based awards that vested during fiscal 2021, 2020 and 2019 was $20.6 million, $7.0 million and $8.7 million, respectively.
Employee Stock Purchase Plan
Our ESPP reserves 1.0 million shares of common stock for purchase. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the company’s common stock. The employee’s purchase price is 85% of the lesser of the company’s common stock price on either the first day or the last day of each calendar month. We consider our ESPP to be a component of stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.
The following table summarizes transactions under our ESPP during fiscal 2021, 2020 and 2019:

(shares in thousands)	2021	2020	2019
Shares issued	44	68	73
Average price per share	$19.77	$13.46	$18.31
Stock-based compensation expense
Total stock-based compensation expense for fiscal 2021, 2020 and 2019, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $13.9 million, $9.1 million and $9.8 million, respectively. The related tax benefit was $2.9 million, $1.9 million and $2.1 million for fiscal 2021, 2020 and 2019, respectively.
NOTE 11:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plan was $33.8 million and $30.6 million as of December 26, 2021 and December 27, 2020, respectively, of which $5.0 million and $4.2 million have been included in accrued wages and benefits on our Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $6.5 million, $3.7 million and $5.5 million for fiscal 2021, 2020 and 2019, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:     INCOME TAXES
The provision for income taxes is comprised of the following:

(in thousands)	2021	2020	2019
Current taxes:
Federal	$4,925	$(7,318)	$(933)
State	4,067	(382)	3,835
Foreign	2,393	3,045	2,806
Total current taxes	11,385	(4,655)	5,708
Deferred taxes:
Federal	617	(22,416)	846
State	88	(3,369)	1,216
Foreign	126	(981)	(799)
Total deferred taxes	831	(26,766)	1,263
Provision for income taxes	$12,216	$(31,421)	$6,971
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2021	%	2020	%	2019	%
Income tax expense (benefit) based on statutory rate	$15,508	21.0%	$(36,385)	21.0%	$14,709	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,548	4.8	(6,631)	3.8	3,666	5.3
Hiring tax credits, net	(7,582)	(10.3)	(7,719)	4.5	(13,627)	(19.4)
CARES Act	(468)	(0.6)	(2,939)	1.7	—	—
Non-deductible goodwill impairment charge	—	—	21,849	(12.6)	—	—
Non-deductible/non-taxable items	589	0.8	124	(0.1)	1,559	2.2
Foreign taxes	211	0.3	(977)	0.5	282	0.4
Other, net	410	0.5	1,257	(0.7)	382	0.5
Total tax expense (benefit)	$12,216	16.5%	$(31,421)	18.1%	$6,971	10.0%
Our effective tax rate for fiscal 2021 was 16.5%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from WOTC. Other differences result from state and foreign income tax, certain non-taxable income and non-deductible expenses, CARES Act and tax effects of stock-based compensation.
The non-deductible goodwill and intangible asset impairment charge relates to an impairment charge of the carrying amounts of goodwill and other intangible assets of $175.2 million, recorded in the first quarter of 2020. Of the total impairment loss, $84.7 million (tax-effect $21.8 million) related to reporting units from stock acquisitions and accordingly were not deductible for tax purposes. The remaining impairment loss of $90.5 million (tax-effect $23.3 million) related to reporting units from asset acquisitions and accordingly were deductible for tax purposes.
U.S. and international components of income (loss) before tax expense (benefit) was as follows:

(in thousands)	2021	2020	2019
U.S.	$61,433	$(148,492)	$61,610
International	12,417	(24,770)	8,434
Income (loss) before tax expense (benefit)	$73,850	$(173,262)	$70,044

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 26, 2021	December 27, 2020
Deferred tax assets:
Allowance for credit losses	$1,750	$991
Workers’ compensation	1,653	—
Accounts payable and other accrued expenses	8,970	7,933
Net operating loss carryforwards	2,002	3,679
Tax credit carryforwards	11,920	18,461
Accrued wages and benefits	9,227	7,938
Deferred compensation	9,083	10,130
Lease liabilities	16,762	21,771
Other	137	1,047
Total	61,504	71,950
Valuation allowance	(2,368)	(3,072)
Total deferred tax asset, net of valuation allowance	59,136	68,878
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(515)	(1,840)
Lease right-of-use assets	(13,638)	(20,692)
Depreciation and amortization	(15,653)	(13,274)
Workers’ compensation	—	(3,053)
Total deferred tax liabilities	(29,806)	(38,859)
Deferred income taxes, net	$29,330	$30,019
Deferred taxes related to our foreign currency translation were immaterial for fiscal 2021, 2020 and 2019.
The activity related to the income tax valuation allowance was as follows:

(in thousands)	2021	2020	2019
Beginning balance	$3,072	$1,780	$2,079
Charged to expense	26	1,292	—
Release of allowance	(730)	—	(299)
Ending balance	$2,368	$3,072	$1,780
The following table summarizes our NOLs and credit carryforwards along with their respective valuation allowance as of December 26, 2021:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$10,508	$—	$10,508	2039
State NOLs	2,002	(957)	1,045	Various
California Enterprise Zone credits	1,411	(1,411)	—	2026
Foreign alternative minimum tax credits	359	—	359	2032
Total	$14,280	$(2,368)	$11,912
As of December 26, 2021, our liability for unrecognized tax benefits was $1.9 million. If recognized, $1.5 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the fiscal year ended December 26, 2021. This liability is recorded in other long-term liabilities on our Consolidated Balance Sheets. In general, the tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions where we conduct business.

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2021	2020	2019
Beginning balance	$1,930	$2,078	$2,190
Increases for tax positions related to the current year	188	218	318
Decreases for tax positions related to prior years	(52)	—	—
Reductions due to lapsed statute of limitations	(185)	(366)	(430)
Ending balance	$1,881	$1,930	$2,078
We recognize interest and penalties related to unrecognized tax benefits within income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. Related to the unrecognized tax benefits noted above, we accrued an immaterial amount for interest and penalties during fiscal 2021 and, in total, as of December 26, 2021, have recognized a liability for penalties of $0.1 million and interest of $0.6 million.
NOTE 13:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

(in thousands, except per share data)	2021	2020	2019
Net income (loss)	$61,634	$(141,841)	$63,073

Weighted average number of common shares used in basic net income (loss) per common share	34,798	35,365	38,778
Dilutive effect of non-vested stock-based awards	636	—	401
Weighted average number of common shares used in diluted net income (loss) per common share	35,434	35,365	39,179
Net income (loss) per common share:
Basic	$1.77	$(4.01)	$1.63
Diluted	$1.74	$(4.01)	$1.61

Anti-dilutive shares	36	894	225
As we reported a loss for the fiscal year ended December 27, 2020, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share and diluted net loss per share were equal.
NOTE 14:    SEGMENT INFORMATION
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
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•PeopleManagement On-Site: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehousing and distribution facilities; and
•PeopleManagement Centerline: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.

Page - 69

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

(in thousands)	2021	2020	2019
Revenue from services:
Contingent staffing
PeopleReady	$1,270,928	$1,099,462	$1,474,062
PeopleManagement	639,741	586,822	642,233
Human resource outsourcing
PeopleScout	262,953	160,076	252,484
Total company	$2,173,622	$1,846,360	$2,368,779
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

(in thousands)	2021	2020	2019
Segment profit:
PeopleReady	$82,398	$43,200	$82,106
PeopleManagement	13,196	11,717	12,593
PeopleScout	36,163	4,525	37,831
Total segment profit	131,757	59,442	132,530
Corporate unallocated	(27,937)	(20,714)	(21,870)
Third-party processing fees for hiring tax credits	(734)	(495)	(960)
Amortization of software as a service assets	(2,709)	(2,307)	(1,624)
Acquisition/integration costs	—	—	(1,562)
Goodwill and intangible asset impairment charge	—	(175,189)	—
Gain on deferred compensation assets	(2,897)	(1,725)	(495)
Workforce reduction costs	(1,993)	(12,570)	(3,301)
COVID-19 government subsidies, net	4,222	6,211	—
Other benefits (costs)	(3,711)	4,496	1,010
Depreciation and amortization	(27,556)	(32,031)	(37,549)
Income (loss) from operations	68,442	(174,882)	66,179
Interest expense and other income, net	5,408	1,620	3,865
Income (loss) before tax expense (benefit)	$73,850	$(173,262)	$70,044
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
Our international operations are primarily in Canada, Australia and the United Kingdom. Revenue by region was as follows:

(in thousands, except percentages)	2021	%	2020	%	2019	%
United States	$2,017,529	92.8%	$1,729,171	93.7%	$2,222,543	93.8%
International operations	156,093	7.2	117,189	6.3	146,236	6.2
Total revenue from services	$2,173,622	100.0%	$1,846,360	100.0%	$2,368,779	100.0%

Page - 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No single client represented more than 10.0% of total company revenue for fiscal 2021, 2020 or 2019. Client concentration for our reportable segments was as follows:
•No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2021, 2020, or 2019.
•No single client represented 10.0% or more of our PeopleManagement reportable segment revenue for fiscal 2021. One client represented 10.1% and 10.0% of our PeopleManagement reportable segment revenue for fiscal 2020 and 2019, respectively.
•One client represented 10.9%, 10.1% and 12.5% of our PeopleScout reportable segment revenue for fiscal 2021, 2020 and 2019, respectively.
Property and equipment located in international operations was approximately 5.6% and 6.5% of total property and equipment, net as of December 26, 2021 and December 27, 2020, respectively.
NOTE 15:    SUBSEQUENT EVENT
On January 31, 2022, our Board of Directors authorized a $100 million addition to our share repurchase program for our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date.
We evaluated events and transactions occurring after the balance sheet date through the date the financial statements were issued, and identified no other events that were subject to recognition or disclosure.

Page - 71

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 26, 2021.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 26, 2021. Our internal control over financial reporting as of December 26, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the “Company”) as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 26, 2021, of the Company and our report dated February 16, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche, LLP

Seattle, Washington
February 16, 2022

Page - 73

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Page - 74

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Proposal 1. Election of Directors” in our definitive proxy statement for use in connection with the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 26, 2021, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Corporate Governance and Nominating Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and executive officers and certain information related to the company’s Compensation Committee is set forth under the headings “Executive Compensation Tables,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “CEO Pay Ratio,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, and is incorporated herein by this reference thereto.

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
Information concerning principal accounting fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is presented under the heading “Fees Paid to Independent Registered Public Accountant for Fiscal Years 2021 and 2020” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 75

PART IV

Item 15.	EXHIBITS
a)The following documents are filed as a part of this 10-K:
1.Financial statements
Financial statements can be found under Item 8 of Part II of this Form 10-K.
2.     Exhibits
The exhibits are listed in the Index to Exhibits, which can be found on the following page.

Page - 76

INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

4.1	Description of Securities.	X

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.4*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Derrek L. Gafford and Patrick Beharelle.		10-Q	001-14543	05/04/2007

10.5*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Derrek L. Gafford, Patrick Beharelle, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-Q	001-14543	05/04/2007

10.6*	Equity Retainer and Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.7	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.8*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.9*	Amended and Restated 2005 Long-Term Equity Incentive Plan.		S-8	333-190220	07/29/2013

10.10*	Amended and Restated 2016 TrueBlue Omnibus Incentive Plan		S-8	333-238093	05/08/2020

10.11	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

10.12*	Executive Employment Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.13*	First Amendment to Change-in-Control Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.14*	First Amendment to Non-Competition Agreement between TrueBlue, Inc. and Patrick Beharelle, dated September 18, 2018.		8-K	001-14543	09/18/2018

10.15*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.16*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.17*	Executive Employment Agreement, effective June 3, 2019, between TrueBlue, Inc. and Carl Schweihs.		10-K	001-14543	02/24/2020

10.18*	Form Restricted Share Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.19*	Form Performance Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen and Carl Schweihs.		10-K	001-14543	02/24/2020

Page - 77

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.20	First Amendment to Credit Agreement dated as of March 16, 2020 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		8-K	001-14543	03/17/2020

10.21	Second Amendment to Credit Agreement dated as of June 24, 2020 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		10-Q	001-14543	07/27/2020

10.22*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.		10-Q	001-14543	07/27/2020

10.23	Third Amendment to Credit Agreement dated as of January 28, 2021 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		10-K	001-14543	02/22/2021

10.24*	Form Restricted Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/22/2021

10.25*	Revised Form Performance Share Unit Award Notice between TrueBlue, Inc. and Patrick Beharelle, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/22/2021

10.26*	Executive Employment Agreement, dated September 15, 2021, by and between TrueBlue, Inc., and Taryn R. Owen.		8-K	001-14543	9/22/2021

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of A. Patrick Beharelle, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	—	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 78

Item 16.	FORM 10-K SUMMARY
None.

Page - 79

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	2/16/2022
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ A. Patrick Beharelle	2/16/2022	/s/ Derrek L. Gafford	2/16/2022
Signature	Date	Signature	Date
A. Patrick Beharelle, Director, President and Chief Executive Officer		Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Richard B. Christensen	2/16/2022	/s/ Steven C. Cooper	2/16/2022
Signature	Date	Signature	Date
Richard B. Christensen, Chief Accounting Officer and Senior Vice President		Steven C. Cooper, Chairman of the Board

/s/ Colleen B. Brown	2/16/2022	/s/ William C. Goings	2/16/2022
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/16/2022	/s/ Robert C. Kreidler	2/16/2022
Signature	Date	Signature	Date
Kim Harris Jones, Director		Robert C. Kreidler, Director

/s/ Sonita F. Lontoh	2/16/2022	/s/ Jeffrey B. Sakaguchi	2/16/2022
Signature	Date	Signature	Date
Sonita F. Lontoh, Director		Jeffrey B. Sakaguchi, Director

/s/ Kristi A. Savacool	2/16/2022
Signature	Date
Kristi A. Savacool, Director

Page - 80