Form 10-Q
period 2022-03-27
TrueBlue, Inc.
filed 2022-04-25
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 27, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 14, 2022, there were 33,271,632 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	March 27, 2022	December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,720	$49,896
Accounts receivable, net of allowance of $4,885 and $6,687	325,197	353,882
Prepaid expenses and other current assets	25,667	31,614
Income tax receivable	10,765	9,681
Total current assets	398,349	445,073
Property and equipment, net	87,751	88,090
Restricted cash and investments	216,163	221,026
Deferred income taxes, net	28,096	29,330
Goodwill	94,716	94,538
Intangible assets, net	20,667	22,211
Operating lease right-of-use assets, net	55,735	55,197
Workers’ compensation claims receivable, net	62,816	61,386
Other assets, net	16,626	16,375
Total assets	$980,919	$1,033,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$63,544	$77,172
Accrued wages and benefits	81,142	100,173
Current portion of workers’ compensation claims reserve	58,890	61,596
Current operating lease liabilities	12,581	12,097
Other current liabilities	9,740	7,508
Total current liabilities	225,897	258,546
Workers’ compensation claims reserve, less current portion	197,472	194,598
Long-term debt, less current portion	4,000	—
Long-term deferred compensation liabilities	27,951	28,806
Long-term operating lease liabilities	54,923	54,927
Other long-term liabilities	3,125	3,282
Total liabilities	513,368	540,159

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 33,608 and 34,861 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(15,620)	(15,747)
Retained earnings	483,170	508,813
Total shareholders’ equity	467,551	493,067
Total liabilities and shareholders’ equity	$980,919	$1,033,226
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 27, 2022	March 28, 2021
Revenue from services	$551,515	$458,706
Cost of services	411,670	348,132
Gross profit	139,845	110,574
Selling, general and administrative expense	120,568	97,401
Depreciation and amortization	7,287	6,962
Income from operations	11,990	6,211
Interest expense and other income, net	505	575
Income before tax expense (benefit)	12,495	6,786
Income tax expense (benefit)	1,976	(112)
Net income	$10,519	$6,898

Net income per common share:
Basic	$0.31	$0.20
Diluted	$0.30	$0.20

Weighted average shares outstanding:
Basic	33,929	34,674
Diluted	34,544	35,066

Other comprehensive income:
Foreign currency translation adjustment	$127	$496
Comprehensive income	$10,646	$7,394
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net income	$10,519	$6,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,287	6,962
Provision for credit losses	989	207
Stock-based compensation	3,812	3,343
Deferred income taxes	1,258	(5,002)
Non-cash lease expense	3,281	3,920
Other operating activities	2,608	(438)
Changes in operating assets and liabilities:
Accounts receivable	27,702	18,025
Income tax receivable	(1,252)	4,910
Operating lease right-of-use asset	—	3,501
Other assets	4,267	(4,578)
Accounts payable and other accrued expenses	(13,257)	(9,633)
Accrued wages and benefits	(19,031)	4,249
Workers’ compensation claims reserve	168	(1,499)
Operating lease liabilities	(3,319)	(3,320)
Other liabilities	1,410	338
Net cash provided by operating activities	26,442	27,883
Cash flows from investing activities:
Capital expenditures	(5,779)	(10,003)
Purchases of restricted available-for-sale investments	—	(14)
Sales of restricted available-for-sale investments	—	452
Maturities of restricted held-to-maturity investments	6,034	6,371
Net cash provided by (used in) investing activities	255	(3,194)
Cash flows from financing activities:
Purchases and retirement of common stock	(36,326)	—
Net proceeds from employee stock purchase plans	319	255
Common stock repurchases for taxes upon vesting of restricted stock	(3,970)	(2,555)
Net change in revolving credit facility	4,000	—
Other	(72)	(94)
Net cash used in financing activities	(36,049)	(2,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	262
Net change in cash, cash equivalents and restricted cash	(9,409)	22,557
Cash, cash equivalents and restricted cash, beginning of period	103,185	118,612
Cash, cash equivalents and restricted cash, end of period	$93,776	$141,169
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$193	$477
Income taxes	1,878	(20)
Operating lease liabilities	4,093	4,142
Non-cash transactions:
Property and equipment purchased but not yet paid	3,159	702
Right-of-use assets obtained in exchange for new operating lease liabilities	3,948	1,453
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. The results of operations for the thirteen weeks ended March 27, 2022 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirteen weeks ended March 27, 2022 that had an impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 27, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$36,720	$36,720	$—	$—
Restricted cash and cash equivalents	57,056	57,056	—	—
Cash, cash equivalents and restricted cash (1)	93,776	93,776	—	—

Municipal debt securities	56,155	—	56,155	—
Corporate debt securities	69,680	—	69,680	—
Agency mortgage-backed securities	112	—	112	—
U.S. government and agency securities	1,004	—	1,004	—
Restricted investments classified as held-to-maturity (2)	$126,951	$—	$126,951	$—

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,896	$49,896	$—	$—
Restricted cash and cash equivalents	53,289	53,289	—	—
Cash, cash equivalents and restricted cash (1)	103,185	103,185	—	—

Municipal debt securities	58,505	—	58,505	—
Corporate debt securities	78,357	—	78,357	—
Agency mortgage-backed securities	152	—	152	—
U.S. government and agency securities	1,070	—	1,070	—
Restricted investments classified as held-to-maturity (2)	$138,084	$—	$138,084	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	March 27, 2022	December 26, 2021
Cash collateral held by insurance carriers	$29,133	$28,957
Cash and cash equivalents held in Trust	25,550	21,590
Investments held in Trust	128,798	135,419
Company-owned life insurance policies	30,309	32,318
Other restricted cash and cash equivalents	2,373	2,742
Total restricted cash and investments	$216,163	$221,026
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of March 27, 2022 and December 26, 2021, were as follows:

	March 27, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$55,956	$354	$(155)	$56,155
Corporate debt securities	71,732	119	(2,171)	69,680
Agency mortgage-backed securities	113	—	(1)	112
U.S. government and agency securities	997	7	—	1,004
Total held-to-maturity investments	$128,798	$480	$(2,327)	$126,951

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$56,346	$2,159	$—	$58,505
Corporate debt securities	77,925	995	(563)	78,357
Agency mortgage-backed securities	148	4	—	152
U.S. government and agency securities	1,000	70	—	1,070
Total held-to-maturity investments	$135,419	$3,228	$(563)	$138,084
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 27, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$19,778	$19,833
Due after one year through five years	108,002	106,204
Due after five years through ten years	1,018	914
Total held-to-maturity investments	$128,798	$126,951
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. During the year ended December 26, 2021, we also held mutual funds and money market funds. As of December 26, 2021, all of the mutual funds and money market funds were converted into company-owned life insurance policies. Unrealized gains and losses related to investments still held at March 27, 2022 and March 28, 2021, which are included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Thirteen weeks ended
(in thousands)	March 27, 2022	March 28, 2021
Unrealized gains (losses)	$(2,011)	$877
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirteen weeks ended
(in thousands)	March 27, 2022	March 28, 2021
Beginning balance	$6,687	$2,921
Current period provision	989	207
Write-offs	(2,784)	(669)
Foreign currency translation	(7)	3
Ending balance	$4,885	$2,462

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid expenses and other current assets

(in thousands)	March 27, 2022	December 26, 2021
Prepaid software agreements	$9,560	$10,078
Other prepaid expenses	9,750	8,858
Other current assets	6,357	12,678
Prepaid expenses and other current assets	$25,667	$31,614
NOTE 5:    WORKERS’ COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% at March 27, 2022 and December 26, 2021. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of March 27, 2022.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 27, 2022	December 26, 2021
Undiscounted workers’ compensation reserve	$272,724	$273,000
Less discount on workers’ compensation reserve	16,362	16,806
Workers’ compensation reserve, net of discount	256,362	256,194
Less current portion	58,890	61,596
Long-term portion	$197,472	$194,598
Payments made against self-insured claims were $9.7 million and $11.2 million for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the thirteen weeks ended March 27, 2022 and fifty-two weeks ended December 26, 2021 were 1.9% and 1.8%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17.0 years. The discounted workers’ compensation reserve for excess claims was $64.0 million and $62.7 million, as of March 27, 2022 and December 26, 2021, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $62.8 million and $61.4 million as of March 27, 2022 and December 26, 2021, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $11.3 million and $10.1 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.
NOTE 6:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and is currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At March 27, 2022, $4.0 million was drawn on the Revolving Credit Facility as a Swingline loan and $6.2 million was utilized by outstanding standby letters of credit, leaving $289.8 million unused under the Revolving Credit Facility. At December 26, 2021, $6.2 million was utilized by outstanding standby letters of credit.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above. At March 27, 2022, the applicable spread on the base rate was 0.25% and the base rate was 3.50%, resulting in an interest rate of 3.75%.
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
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect as of March 27, 2022:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of March 27, 2022, our consolidated leverage ratio was 0.08.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of March 27, 2022, our consolidated fixed charge ratio was 88.61.
As of March 27, 2022, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 27, 2022	December 26, 2021
Cash collateral held by workers’ compensation insurance carriers	$23,229	$23,056
Cash and cash equivalents held in Trust	25,550	21,590
Investments held in Trust	128,798	135,419
Letters of credit (1)	6,160	6,160
Surety bonds (2)	21,919	21,969
Total collateral commitments	$205,656	$208,194
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

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:    SHAREHOLDERS’ EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 27, 2022	March 28, 2021
Common stock shares
Beginning balance	34,861	35,493
Purchases and retirement of common stock	(1,327)	—
Net issuance under equity plans, including tax benefits	74	(23)
Stock-based compensation	—	4
Ending balance	33,608	35,474
Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1
Retained earnings
Beginning balance	508,813	452,017
Net income	10,519	6,898
Purchases and retirement of common stock (1)	(36,326)	—
Net issuance under equity plans, including tax benefits	(3,648)	(2,300)
Stock-based compensation	3,812	3,343
Ending balance	483,170	459,958
Accumulated other comprehensive loss
Beginning balance, net of tax	(15,747)	(14,828)
Foreign currency translation adjustment	127	496
Ending balance, net of tax	(15,620)	(14,332)
Total shareholders’ equity ending balance	$467,551	$445,627
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
Our effective income tax rate for the thirteen weeks ended March 27, 2022 was 15.8%. The difference between the statutory federal income tax rate of 21% and our effective tax rate was primarily due to hiring credits, including the Work Opportunity Tax Credit (“WOTC”), as well as stock-based compensation. WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes, certain non-deductible and non-taxable items.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:    NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 27, 2022	March 28, 2021
Net income	$10,519	$6,898

Weighted average number of common shares used in basic net income per common share	33,929	34,674
Dilutive effect of non-vested stock-based awards	615	392
Weighted average number of common shares used in diluted net income per common share	34,544	35,066

Net income per common share:
Basic	$0.31	$0.20
Diluted	$0.30	$0.20

Anti-dilutive shares	348	345
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended
(in thousands)	March 27, 2022	March 28, 2021
Revenue from services:
Contingent staffing
PeopleReady	$305,690	$260,392
PeopleManagement	163,819	151,754
Human resource outsourcing
PeopleScout	82,006	46,560
Total company	$551,515	$458,706
The following table presents a reconciliation of segment profit to income before tax expense (benefit):

	Thirteen weeks ended
(in thousands)	March 27, 2022	March 28, 2021
Segment profit:
PeopleReady	$16,219	$11,860
PeopleManagement	2,979	3,116
PeopleScout	10,972	4,037
Total segment profit	30,170	19,013
Corporate unallocated expense	(7,298)	(5,619)
Third-party processing fees for hiring tax credits	(162)	(135)
Amortization of software as a service assets	(747)	(673)
PeopleReady technology implementation costs	(2,550)	—
COVID-19 government subsidies, net	—	1,743
Other costs	(136)	(1,156)
Depreciation and amortization	(7,287)	(6,962)
Income from operations	11,990	6,211
Interest expense and other income, net	505	575
Income before tax expense (benefit)	$12,495	$6,786
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 13

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies often reduce or eliminate their in-house recruiting teams during economic downturns, and turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. In order to competitively differentiate our services in these highly fragmented industries, we are committed to executing our digital strategies, combined with a focus on improving operational efficiencies in order to gain market share. We have implemented these core strategies for each of our business segments: PeopleReady, PeopleManagement and PeopleScout.
PeopleReady
PeopleReady, our largest segment by revenue, provides clients with access to qualified associates through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries through our network of branches across all 50 states in the United States (“U.S.”), Canada and Puerto Rico, and increasingly through our industry-leading mobile app, JobStackTM. JobStack creates a virtual exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates. JobStack has also enabled our recent service center and full virtual service center initiatives, which we expect will result in a greater focus on sales and improved customer service, as well as a more efficient and scalable service delivery model.
PeopleManagement
PeopleManagement, our second largest segment by revenue, provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility as an integral part of the production and logistics process. We offer scalable solutions to meet the volume requirements of labor-intensive manufacturing, warehousing and distribution facilities, by providing large-scale sourcing, screening, recruiting and management of the contingent workforce. PeopleManagement also provides dedicated and contingent commercial truck drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved

Page - 14

MANAGEMENT’S DISCUSSION AND ANALYSIS

service. Our primary focus at PeopleManagement continues to be growing our client base by targeting local and underserved markets, as well as investing in customer and associate care programs to improve retention.
PeopleScout
PeopleScout, our smallest segment by revenue, offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries and geographies, primarily in the U.S., Canada, the United Kingdom and Australia. PeopleScout provides RPO services that manage talent solutions spanning the global economy and talent advisory capabilities supporting total workforce needs. Our programs deliver improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and improved regulatory compliance. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is to leverage our strong brand reputation, continued investments in our sales team, and use of our proprietary technology platform (Affinix) to capture opportunities in an industry that is expanding rapidly post-pandemic.
Fiscal first quarter of 2022 highlights
Our strong performance from the prior year continued, as total company revenue grew 20.2% to $551.5 million for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year driven by strong overall demand for our services in all three segments. PeopleReady revenue grew 17.4% due to higher bill rates and improvement in labor supply. PeopleManagement revenue grew 8.0%, fueled by existing client growth despite global supply chain challenges, as well as strong demand for commercial trucking services. PeopleScout revenue grew 76.1% and continued to benefit from the post-pandemic hiring surge at new and existing clients, as companies are returning to hybrid and fully outsourced recruiting models.
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 27, 2022 increased by 130 basis points to 25.4%, compared to 24.1% for the same period in the prior year. This increase was primarily driven by higher bill rates compared to pay rates, and sales mix trending toward higher margin segments.
Total company selling, general and administrative (“SG&A”) expense increased 23.8% to $120.6 million, for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year. The overall increase in SG&A expense was primarily to support revenue growth of 20.2%. The additional increase in the current year was primarily due to the investments we are making to replace our PeopleReady technology platform to better support our digital strategy and new service delivery models, which began during the fiscal fourth quarter of 2021. SG&A expense in the prior year benefited from the remaining temporary cost reductions taken during 2020 in response to the pandemic, which have been removed in the current year.
Revenue growth, along with an improvement in gross profit as a percentage of revenue, more than offset the additional SG&A expense as a percentage of revenue, and resulted in net income improving to $10.5 million for the thirteen weeks ended March 27, 2022 compared to $6.9 million for the same period in the prior year.
As of March 27, 2022, we were in a strong financial position with cash and cash equivalents of $36.7 million, total debt outstanding of $4.0 million, $6.2 million utilized by outstanding standby letters of credit, and $289.8 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $326.6 million.

Page - 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	Mar 27, 2022	% of revenue	Mar 28, 2021	% of revenue
Revenue from services	$551,515		$458,706

Gross profit	139,845	25.4%	110,574	24.1%
Selling, general and administrative expense	120,568	21.9	97,401	21.2
Depreciation and amortization	7,287	1.3	6,962	1.5
Income from operations	11,990	2.2%	6,211	1.4%
Interest expense and other income, net	505		575
Income before tax expense (benefit)	12,495		6,786
Income tax expense (benefit)	1,976		(112)
Net income	$10,519	1.9%	$6,898	1.5%

Net income per diluted share	$0.30		$0.20
Revenue from services

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Growth %	Segment % of total	Mar 28, 2021	Segment % of total
Revenue from services:
PeopleReady	$305,690	17.4%	55.4%	$260,392	56.8%
PeopleManagement	163,819	8.0	29.7	151,754	33.1
PeopleScout	82,006	76.1	14.9	46,560	10.1
Total company	$551,515	20.2%	100.0%	$458,706	100.0%
Total company revenue grew 20.2% to $551.5 million for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year. The growth was driven by strong overall demand for our services in all segments.
PeopleReady
PeopleReady revenue grew 17.4% to $305.7 million for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year. Revenue benefited from higher bill rates, which have increased ahead of pay rates as the labor supply has improved. PeopleReady revenue improved across most geographies and industries. Retail and hospitality benefited primarily from project work and increasing volumes from events, respectively.
We believe the revenue growth has been supported by the use of our JobStack mobile app that digitally connects associates with work. During the first quarter of 2022, PeopleReady dispatched approximately 792,000 shifts via JobStack, compared to 716,000 for the same period in the prior year, and our digital fill rate increased to 59% at the higher volume of revenue, compared to 58% for the same period in the prior year.
PeopleManagement
PeopleManagement revenue grew 8.0% to $163.8 million for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year. PeopleManagement’s revenue growth was due to existing client growth, despite the global supply chain challenges of our automotive and manufacturing clients, and strong demand for commercial trucking services.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue grew 76.1% to $82.0 million for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year. PeopleScout revenue continued to benefit from the post-pandemic hiring surge that began at the end of the fiscal second quarter of 2021, as companies began to return to normal operations and increased their use of fully outsourced and hybrid recruiting services. Revenue growth has been impacted by improved hiring volumes and demand at existing clients, primarily within travel and leisure, as well as new client business.
Gross profit

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Gross profit	$139,845	$110,574
Percentage of revenue	25.4%	24.1%
Gross profit as a percentage of revenue grew 130 basis points to 25.4% for the thirteen weeks ended March 27, 2022, compared to 24.1% for the same period in the prior year. Our staffing businesses contributed 110 basis points of expansion of which 40 basis points was attributable to higher bill rates compared to pay rates. An additional 30 basis points was attributable to sales mix shift toward our PeopleReady segment, which has a higher gross margin profile than PeopleManagement, our other staffing segment, as well as 20 basis points due to customer mix. The remaining 20 basis point improvement was due to lower workers’ compensation costs. Our PeopleScout business contributed 20 basis points of expansion primarily due to improved recruiter utilization on increasing volumes.
SG&A expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Selling, general and administrative expense	$120,568	$97,401
Percentage of revenue	21.9%	21.2%
Total company SG&A expense increased by $23.2 million or 23.8% for the thirteen weeks ended March 27, 2022, compared to the same period in the prior year. The increase in SG&A expense was primarily to support revenue growth of 20.2%. As a percentage of revenue, SG&A expense increased 70 basis points, the majority of which was related to $2.6 million of costs incurred to replace our PeopleReady technology platform to better support our digital strategy and new service delivery models, which began during the fiscal fourth quarter of 2021. SG&A expense in the prior year benefited from the remaining temporary cost reductions taken during 2020 in response to the pandemic, which have been removed in the current year.
Depreciation and amortization

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Depreciation and amortization	$7,287	$6,962
Percentage of revenue	1.3%	1.5%
Depreciation and amortization increased for the thirteen weeks ended March 27, 2022 compared to the same period in the prior year, due to certain assets placed into service during 2021, slightly offset by assets becoming fully amortized during 2021.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Income tax expense (benefit)	$1,976	$(112)
Effective income tax rate	15.8%	(1.7)%
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
The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income are as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022%		Mar 28, 2021%
Income before tax expense (benefit)	$12,495		$6,786

Federal income tax expense at statutory rate	2,624	21.0%	1,425	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	474	3.8	288	4.2
Coronavirus Aid, Relief and Economic Security Act	—	—	136	2.0
Hiring tax credits, net	(1,142)	(9.1)	(2,737)	(40.3)
Non-deductible and non-taxable items	263	2.1	133	2.0
Stock-based compensation	(619)	(5.0)	291	4.3
Foreign taxes and other, net	376	3.0	352	5.1
Income tax expense (benefit)	$1,976	15.8%	$(112)	(1.7)%
For the thirteen weeks ended March 27, 2022 we incurred income tax expense of $2.0 million and had an effective tax rate of 15.8%, compared to a benefit of $0.1 million and an effective tax rate benefit of 1.7% for the same period in the prior year.
The difference between the statutory federal income tax rate of 21% and our effective tax rate of 15.8% for the thirteen weeks ended March 27, 2022 was primarily due to the benefit of hiring credits, including the Work Opportunity Tax Credit (“WOTC”), as well as stock-based compensation, partially offset by state income taxes and other discrete adjustments. The low negative tax rate in the prior year was primarily due to the benefit of hiring credits exceeding the tax on the small amount of pre-tax income.
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

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other adjustments not considered to be ongoing. See Note 11: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit to income before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income on the Consolidated Statements of Operations and Comprehensive Income in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Revenue from services	$305,690	$260,392
Segment profit	16,219	11,860
Percentage of revenue	5.3%	4.6%
PeopleReady segment profit grew $4.4 million for the thirteen weeks ended March 27, 2022, and also grew as a percentage of revenue, compared to the same period in the prior year. Segment profit growth was primarily due to higher bill rates, which have increased ahead of pay rates as the labor supply has improved.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Revenue from services	$163,819	$151,754
Segment profit	2,979	3,116
Percentage of revenue	1.8%	2.1%
PeopleManagement segment profit declined $0.1 million for the thirteen weeks ended March 27, 2022, and also declined as a percentage of revenue, compared to the same period in the prior year. Segment profit declined for the thirteen weeks ended March 27, 2022 primarily due to a benefit recorded in the prior year related to accounts receivable credit loss reserves that did not reoccur in the current period.
PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 27, 2022	Mar 28, 2021
Revenue from services	$82,006	$46,560
Segment profit	10,972	4,037
Percentage of revenue	13.4%	8.7%
PeopleScout segment profit grew $6.9 million for the thirteen weeks ended March 27, 2022, and also grew as a percentage of revenue, compared to the same period in the prior year. Segment profit improved as the result of operating leverage as volumes recovered within existing clients, especially within travel and leisure.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
The following highlights represent our operating outlook for the fiscal second quarter and full year of 2022. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We are not providing customary revenue guidance for the fiscal second quarter of 2022. Our historical second quarter sequential revenue growth has been approximately 8% over the prior five years, excluding the fiscal second quarter of 2020. However, revenue trends exiting March 2022 imply sequential revenue growth of 3% to 5%.
•We anticipate gross margin contraction of between 60 and 20 basis points for the fiscal second quarter of 2022 compared to the same period in the prior year. For fiscal 2022, we anticipate gross margin changes between a contraction of 40 and expansion of 20 basis points, compared to the prior year. We expect higher workers’ compensation expense to negatively impact gross margin.
•For the fiscal second quarter of 2022, we anticipate SG&A expense to be between $126 million and $130 million. This includes approximately $3 million in costs to implement new cloud-based solutions at PeopleReady. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth. We are also implementing pilot projects to further reduce the costs of our PeopleReady branch network through a greater use of technology, centralizing work activities, and repurposing of job roles, while maintaining the strength of our geographic footprint. These pilots will occur through 2022 and, if successful, could lead to additional efficiencies in the future.
•We expect our effective income tax rate for fiscal 2022 to be between 14% and 18%.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal second quarter of 2022 are expected to be approximately $12 million, and between $43 million and $48 million for fiscal 2022. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of March 27, 2022 we had $36.7 million in cash and cash equivalents and $289.8 million available under our Revolving Credit Facility. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
Cash generated through our core operations is our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Revolving Credit Facility balances, and execute share repurchases. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
We remain committed to technological innovation to transform our business for a digital future. As part of executing this strategy, we continue to make investments in online and mobile apps to improve access to associates and candidates, as well as to improve the speed and ease of connecting our clients and associates for our staffing business, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery model, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. In addition, we continue to transition our back-office technology from on-premise software platforms to cloud-based software solutions, to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”), and are used to pay workers’ compensation claims as they are filed. See Note 5: Workers’ Compensation Insurance and Reserves, and Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash and investments held in Trust.
We have established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
Total collateral commitments decreased $2.5 million during the thirteen week period ended March 27, 2022 primarily due to lower collateral requirements from our insurance carriers and the use of collateral to satisfy workers’ compensation claims. See Note 7: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates diminishes.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Restricted cash and investments also includes collateral to support our non-qualified deferred compensation plan in the form of company-owned life insurance policies. Our non-qualified deferred compensation plan is managed by a third-party service provider, and the investments backing the company-owned life insurance policies align with the amount and timing of payments based on employee elections.
A summary of our cash flows for each period are as follows:

	Thirteen weeks ended
(in thousands)	Mar 27, 2022	Mar 28, 2021
Net cash provided by operating activities	$26,442	$27,883
Net cash provided by (used in) investing activities	255	(3,194)
Net cash used in financing activities	(36,049)	(2,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(57)	262
Net change in cash, cash equivalents and restricted cash	$(9,409)	$22,557
Cash flows from operating activities
Cash provided by operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
Demand for our services is generally lower during the fiscal first quarter, due in part to limitations in outside work during the winter months and slowdowns in manufacturing and logistics after the fiscal fourth quarter holiday season. This results in a deleveraging of accounts receivable and accounts payable compared to the prior year-end. Also, accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash provided by accounts receivable collections was partially offset by a slight increase in our days sales outstanding during the thirteen weeks ended March 27, 2022, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was partially offset by more favorable payment terms negotiated with our vendors as part of our focus on capital management. Additionally, net cash used for payments for accrued wages and benefits was primarily due to timing and amount of annual bonus payments to employees.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales and maturities of restricted investments.
Capital expenditures were higher for the thirteen weeks ended March 28, 2021 due to the build-out costs for our Chicago support center of $3.7 million, which was completed during fiscal 2021.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plans.
The increase in net cash used in financing activities was primarily due to the repurchase of $36.3 million of our common stock in the open market during the thirteen weeks ended March 27, 2022. As of March 27, 2022, $113.7 million remains available for repurchase under existing authorizations. This was partially offset by $4.0 million of borrowing under our Revolving Credit Facility for the thirteen weeks ended March 27, 2022. See Note 6: Long-Term Debt, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our Revolving Credit Facility.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Page - 22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, and have not changed materially.

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
During the fiscal first quarter of 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of March 27, 2022.
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
Investing in our securities involves risk. The following risk factors and all other information set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 should be considered in evaluating our future prospects. If any of the events described below occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
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

Page - 24

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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. National and global economic activity is slowed by many factors, including rising interest rates, inflation, political and legislative changes, international conflict or instability, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to COVID-19. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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

Page - 25

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

Page - 26

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
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to significant risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, our business could be disrupted and we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile apps, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs and the risks associated with changing vendors or in sourcing these aspects of our business. If the cost of these services is more than expected, if the vendors suddenly cease providing their services, if we or the vendors fail to adequately protect our data and information is lost or compromised, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
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

Page - 27

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
We are subject to federal taxes, a multitude of state and local taxes in the United States (“U.S.”), and taxes in foreign jurisdictions. We face continued uncertainty surrounding ongoing hiring tax credits we utilize, and for the recent business tax incentives related to measures taken to soften the impact of COVID-19. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operations.
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
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment and other claims arising from the actions of our clients and associates. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements. Additionally, new employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation.
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

Page - 28

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

Page - 29

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

Page - 30

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

Page - 31

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 27, 2022.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
12/27/2021 through 01/23/2022	400,999	$28.13	385,847	$39.1 million
01/24/2022 through 02/20/2022	252,995	$26.54	197,879	$133.8 million
02/21/2022 through 03/27/2022	746,369	$27.05	743,361	$113.7 million
Total	1,400,363	$27.27	1,327,087
(1)During the thirteen weeks ended March 27, 2022, we purchased 73,276 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. On February 2, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of March 27, 2022, $113.7 million remains available for repurchase under the existing authorization.

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

TrueBlue, Inc.

	/s/ A. Patrick Beharelle	4/25/2022
	Signature	Date
By:	A. Patrick Beharelle, Director, President and Chief Executive Officer

	/s/ Derrek L. Gafford	4/25/2022
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	4/25/2022
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 34