Form 10-Q
period 2022-06-26
TrueBlue, Inc.
filed 2022-07-25
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 26, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2022, there were 32,686,375 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	June 26, 2022	December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$32,432	$49,896
Accounts receivable, net of allowance of $3,987 and $6,687	338,800	353,882
Prepaid expenses and other current assets	22,224	31,614
Income tax receivable	12,878	9,681
Total current assets	406,334	445,073
Property and equipment, net	90,091	88,090
Restricted cash and investments	205,769	221,026
Deferred income taxes, net	27,262	29,330
Goodwill	93,995	94,538
Intangible assets, net	18,998	22,211
Operating lease right-of-use assets, net	52,923	55,197
Workers’ compensation claims receivable, net	78,645	61,386
Other assets, net	16,993	16,375
Total assets	$991,010	$1,033,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$66,396	$77,172
Accrued wages and benefits	85,543	100,173
Current portion of workers’ compensation claims reserve	56,024	61,596
Current operating lease liabilities	12,240	12,097
Other current liabilities	12,618	7,508
Total current liabilities	232,821	258,546
Workers’ compensation claims reserve, less current portion	211,574	194,598
Long-term deferred compensation liabilities	25,237	28,806
Long-term operating lease liabilities	52,543	54,927
Other long-term liabilities	2,882	3,282
Total liabilities	525,057	540,159

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 32,684 and 34,861 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(17,344)	(15,747)
Retained earnings	483,296	508,813
Total shareholders’ equity	465,953	493,067
Total liabilities and shareholders’ equity	$991,010	$1,033,226
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue from services	$569,253	$515,955	$1,120,768	$974,661
Cost of services	410,722	379,487	822,392	727,619
Gross profit	158,531	136,468	298,376	247,042
Selling, general and administrative expense	122,034	110,508	242,602	207,909
Depreciation and amortization	7,245	7,017	14,532	13,979
Income from operations	29,252	18,943	41,242	25,154
Interest expense and other income, net	(110)	724	395	1,299
Income before tax expense	29,142	19,667	41,637	26,453
Income tax expense	5,129	3,783	7,105	3,671
Net income	$24,013	$15,884	$34,532	$22,782

Net income per common share:
Basic	$0.73	$0.46	$1.04	$0.66
Diluted	$0.72	$0.45	$1.02	$0.65

Weighted average shares outstanding:
Basic	32,707	34,818	33,318	34,746
Diluted	33,149	35,352	33,832	35,205

Other comprehensive income:
Foreign currency translation adjustment	$(1,724)	$(6)	$(1,597)	$490
Comprehensive income	$22,289	$15,878	$32,935	$23,272
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net income	$34,532	$22,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,532	13,979
Provision for credit losses	2,572	2,094
Stock-based compensation	4,487	6,916
Deferred income taxes	2,117	652
Non-cash lease expense	6,518	7,853
Other operating activities	6,752	(1,473)
Changes in operating assets and liabilities:
Accounts receivable	12,524	(16,486)
Income tax receivable	(3,549)	1,103
Operating lease right-of-use asset	—	6,135
Other assets	(8,486)	(2,495)
Accounts payable and other accrued expenses	(10,629)	(6,952)
Accrued wages and benefits	(14,638)	11,208
Deferred employer payroll taxes	—	2,810
Workers’ compensation claims reserve	11,404	(598)
Operating lease liabilities	(6,441)	(6,729)
Other liabilities	1,407	6,563
Net cash provided by operating activities	53,102	47,362
Cash flows from investing activities:
Capital expenditures	(13,992)	(19,868)
Purchases of restricted available-for-sale investments	—	(14)
Sales of restricted available-for-sale investments	—	452
Purchases of restricted held-to-maturity investments	(4,950)	—
Maturities of restricted held-to-maturity investments	17,826	15,143
Net cash used in investing activities	(1,116)	(4,287)
Cash flows from financing activities:
Purchases and retirement of common stock	(60,939)	—
Net proceeds from employee stock purchase plans	536	538
Common stock repurchases for taxes upon vesting of restricted stock	(4,132)	(2,686)
Other	(147)	(188)
Net cash used in financing activities	(64,682)	(2,336)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(494)	319
Net change in cash, cash equivalents and restricted cash	(13,190)	41,058
Cash, cash equivalents and restricted cash, beginning of period	103,185	118,612
Cash, cash equivalents and restricted cash, end of period	$89,995	$159,670
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$452	$880
Income taxes	8,413	1,943
Operating lease liabilities	7,925	8,335
Non-cash transactions:
Property and equipment purchased but not yet paid	3,385	1,968
Right-of-use assets obtained in exchange for new operating lease liabilities	4,852	3,162
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. The results of operations for the twenty-six weeks ended June 26, 2022 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit, or a sustained decrease in share price. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments with remaining goodwill are PeopleReady, PeopleManagement Centerline, PeopleScout RPO and PeopleScout MSP.
When evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary.
The quantitative impairment test, if necessary, involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Accordingly, no impairment loss was recognized for the twenty-six weeks ended June 26, 2022.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.
When evaluating indefinite-lived intangible assets for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible is greater than its carrying amount, the quantitative impairment test is unnecessary.
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
We performed our annual impairment test for 2022 as of the first day of our fiscal second quarter. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of our indefinite-lived intangible assets exceeded their carrying value and were not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Accordingly, no impairment loss was recognized for the twenty-six weeks ended June 26, 2022.
Recently adopted accounting standards
There were no new accounting standards adopted during the twenty-six weeks ended June 26, 2022 that had an impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 26, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$32,432	$32,432	$—	$—
Restricted cash and cash equivalents	57,563	57,563	—	—
Cash, cash equivalents and restricted cash (1)	89,995	89,995	—	—

Municipal debt securities	52,266	—	52,266	—
Corporate debt securities	64,928	—	64,928	—
Agency mortgage-backed securities	85	—	85	—
U.S. government and agency securities	986	—	986	—
Restricted investments classified as held-to-maturity (2)	$118,265	$—	$118,265	$—

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 26, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,896	$49,896	$—	$—
Restricted cash and cash equivalents	53,289	53,289	—	—
Cash, cash equivalents and restricted cash (1)	103,185	103,185	—	—

Municipal debt securities	58,505	—	58,505	—
Corporate debt securities	78,357	—	78,357	—
Agency mortgage-backed securities	152	—	152	—
U.S. government and agency securities	1,070	—	1,070	—
Restricted investments classified as held-to-maturity (2)	$138,084	$—	$138,084	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	June 26, 2022	December 26, 2021
Cash collateral held by insurance carriers	$29,179	$28,957
Cash and cash equivalents held in Trust	27,745	21,590
Investments held in Trust	121,447	135,419
Company-owned life insurance policies	26,759	32,318
Other restricted cash and cash equivalents	639	2,742
Total restricted cash and investments	$205,769	$221,026
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of June 26, 2022 and December 26, 2021, were as follows:

	June 26, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$52,362	$141	$(237)	$52,266
Corporate debt securities	67,999	12	(3,083)	64,928
Agency mortgage-backed securities	86	—	(1)	85
U.S. government and agency securities	1,000	—	(14)	986
Total held-to-maturity investments	$121,447	$153	$(3,335)	$118,265

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 26, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$56,346	$2,159	$—	$58,505
Corporate debt securities	77,925	995	(563)	78,357
Agency mortgage-backed securities	148	4	—	152
U.S. government and agency securities	1,000	70	—	1,070
Total held-to-maturity investments	$135,419	$3,228	$(563)	$138,084
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 26, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$22,399	$22,381
Due after one year through five years	99,048	95,884
Total held-to-maturity investments	$121,447	$118,265
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. During the year ended December 26, 2021, we also held mutual funds and money market funds. As of December 26, 2021, all of the mutual funds and money market funds were converted into company-owned life insurance policies. Unrealized gains and losses related to investments still held at June 26, 2022 and June 27, 2021, which are included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Unrealized gains (losses)	$(3,549)	$1,549	$(5,560)	$2,426
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Twenty-six weeks ended
(in thousands)	June 26, 2022	June 27, 2021
Beginning balance	$6,687	$2,921
Current period provision	2,572	2,094
Write-offs	(5,258)	(1,176)
Foreign currency translation	(14)	4
Ending balance	$3,987	$3,843

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prepaid expenses and other current assets

(in thousands)	June 26, 2022	December 26, 2021
Prepaid software agreements	$8,147	$10,078
Other prepaid expenses	7,311	8,858
Other current assets	6,766	12,678
Prepaid expenses and other current assets	$22,224	$31,614
Other current liabilities

(in thousands)	June 26, 2022	December 26, 2021
Contract liabilities	$7,041	$626
Other current liabilities	5,577	6,882
Other current liabilities	$12,618	$7,508
NOTE 5:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above a $2.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured. Effective July 1, 2022, we have increased our deductible limit to $5.0 million on a “per occurrence” basis.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.6% at June 26, 2022 and December 26, 2021. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of June 26, 2022.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 26, 2022	December 26, 2021
Undiscounted workers’ compensation reserve	$284,051	$273,000
Less discount on workers’ compensation reserve	16,453	16,806
Workers’ compensation reserve, net of discount	267,598	256,194
Less current portion	56,024	61,596
Long-term portion	$211,574	$194,598
Payments made against self-insured claims were $21.5 million and $22.4 million for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the twenty-six weeks ended June 26, 2022 and fifty-two weeks ended December 26, 2021 were 2.1% and 1.8%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $80.0 million and $62.7 million, as of June 26, 2022 and December 26, 2021, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $78.6 million and $61.4 million as of June 26, 2022 and December 26, 2021, respectively.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $9.8 million and $9.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively, and $21.1 million and $19.4 million for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.
NOTE 6:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and is currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At June 26, 2022, $7.3 million was utilized by outstanding standby letters of credit, leaving $292.7 million unused under the Revolving Credit Facility. At December 26, 2021, $6.2 million was utilized by outstanding standby letters of credit.
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
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect as of June 26, 2022:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of June 26, 2022, our consolidated leverage ratio was 0.06.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of June 26, 2022, our consolidated fixed charge ratio was 104.04.
As of June 26, 2022, we were in compliance with all effective covenants related to the Revolving Credit Facility.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 26, 2022	December 26, 2021
Cash collateral held by workers’ compensation insurance carriers	$23,332	$23,056
Cash and cash equivalents held in Trust	27,745	21,590
Investments held in Trust	121,447	135,419
Letters of credit (1)	6,160	6,160
Surety bonds (2)	21,898	21,969
Total collateral commitments	$200,582	$208,194
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Common stock shares
Beginning balance	33,608	35,474	34,861	35,493
Purchases and retirement of common stock	(907)	—	(2,234)	—
Net issuance under equity plans, including tax benefits	(17)	6	57	(17)
Stock-based compensation	—	30	—	34
Ending balance	32,684	35,510	32,684	35,510
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	483,170	459,958	508,813	452,017
Net income	24,013	15,884	34,532	22,782
Purchases and retirement of common stock (1)	(24,613)	—	(60,939)	—
Net issuance under equity plans, including tax benefits	51	152	(3,597)	(2,148)
Stock-based compensation	675	3,573	4,487	6,916
Ending balance	483,296	479,567	483,296	479,567
Accumulated other comprehensive loss
Beginning balance, net of tax	(15,620)	(14,332)	(15,747)	(14,828)
Foreign currency translation adjustment	(1,724)	(6)	(1,597)	490
Ending balance, net of tax	(17,344)	(14,338)	(17,344)	(14,338)
Total shareholders’ equity ending balance	$465,953	$465,230	$465,953	$465,230
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
Our effective income tax rate for the twenty-six weeks ended June 26, 2022 was 17.1%. The difference between the statutory federal income tax rate of 21% and our effective tax rate was primarily due to hiring credits, including the Work Opportunity Tax Credit (“WOTC”), as well as stock-based compensation. WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state and foreign income taxes and certain non-deductible and non-taxable items.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income	$24,013	$15,884	$34,532	$22,782

Weighted average number of common shares used in basic net income per common share	32,707	34,818	33,318	34,746
Dilutive effect of non-vested stock-based awards	442	534	514	459
Weighted average number of common shares used in diluted net income per common share	33,149	35,352	33,832	35,205

Net income per common share:
Basic	$0.73	$0.46	$1.04	$0.66
Diluted	$0.72	$0.45	$1.02	$0.65

Anti-dilutive shares	322	26	457	54
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

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue from services:
Contingent staffing
PeopleReady	$317,943	$299,316	$623,633	$559,708
PeopleManagement	161,938	152,356	325,757	304,110
Human resource outsourcing
PeopleScout	89,372	64,283	171,378	110,843
Total company	$569,253	$515,955	$1,120,768	$974,661
The following table presents a reconciliation of segment profit to income before tax expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Segment profit:
PeopleReady	$20,325	$18,437	$36,544	$30,297
PeopleManagement	4,228	3,221	7,207	6,337
PeopleScout	20,593	10,857	31,565	14,894
Total segment profit	45,146	32,515	75,316	51,528
Corporate unallocated expense	(6,531)	(7,307)	(13,829)	(12,926)
Third-party processing fees for hiring tax credits	(162)	(30)	(324)	(165)
Amortization of software as a service assets	(699)	(646)	(1,446)	(1,319)
PeopleReady technology implementation costs	(1,748)	—	(4,298)	—
COVID-19 government subsidies, net	—	2,296	—	4,039
Other benefits (costs)	491	(868)	355	(2,024)
Depreciation and amortization	(7,245)	(7,017)	(14,532)	(13,979)
Income from operations	29,252	18,943	41,242	25,154
Interest expense and other income, net	(110)	724	395	1,299
Income before tax expense	$29,142	$19,667	$41,637	$26,453
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 15

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Fiscal second quarter of 2022 highlights
Our strong performance continued, as total company revenue grew 10.3% to $569.3 million for the thirteen weeks ended June 26, 2022, compared to the same period in the prior year, driven by continued demand for our services. PeopleReady revenue grew 6.2% due to higher bill rates and improvement in labor supply, partially offset by slowing demand. PeopleManagement revenue grew 6.3%, fueled by existing client growth, as well as strong demand for commercial trucking services. PeopleScout revenue grew 39.0% due to historically high employee turnover rates at existing clients, and project work for new clients who are utilizing our services to fulfill short-term hiring needs.
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 26, 2022 increased by 140 basis points to 27.8%, compared to 26.4% for the same period in the prior year. This increase was primarily driven by higher bill rates compared to pay rates, and sales mix trending toward higher margin clients and segments.
Total company selling, general and administrative (“SG&A”) expense increased 10.4% to $122.0 million, for the thirteen weeks ended June 26, 2022, compared to the same period in the prior year. The overall increase in SG&A expense was primarily to support revenue growth of 10.3%.
Revenue growth, along with an improvement in gross profit as a percentage of revenue, resulted in net income improving 51.2% to $24.0 million for the thirteen weeks ended June 26, 2022 compared to $15.9 million for the same period in the prior year.
As of June 26, 2022, we were in a strong financial position with cash and cash equivalents of $32.4 million, no outstanding debt, and $292.7 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $325.2 million.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	Jun 26, 2022	% of revenue	Jun 27, 2021	% of revenue	Jun 26, 2022	% of revenue	Jun 27, 2021	% of revenue
Revenue from services	$569,253		$515,955		$1,120,768		$974,661

Gross profit	$158,531	27.8%	$136,468	26.4%	$298,376	26.6%	$247,042	25.3%
Selling, general and administrative expense	122,034	21.4	110,508	21.4	242,602	21.6	207,909	21.3
Depreciation and amortization	7,245	1.3	7,017	1.4	14,532	1.3	13,979	1.4
Income from operations	29,252	5.1%	18,943	3.7%	41,242	3.7%	25,154	2.6%
Interest expense and other income, net	(110)		724		395		1,299
Income before tax expense	29,142		19,667		41,637		26,453
Income tax expense	5,129		3,783		7,105		3,671
Net income	$24,013	4.2%	$15,884	3.1%	$34,532	3.1%	$22,782	2.3%

Net income per diluted share	$0.72		$0.45		$1.02		$0.65
Revenue from services

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Growth %	Segment % of total	Jun 27, 2021	Segment % of total	Jun 26, 2022	Growth %	Segment % of total	Jun 27, 2021	Segment % of total
Revenue from services:
PeopleReady	$317,943	6.2%	55.9%	$299,316	58.0%	$623,633	11.4%	55.6%	$559,708	57.4%
PeopleManagement	161,938	6.3%	28.4	152,356	29.5	325,757	7.1%	29.1	304,110	31.2
PeopleScout	89,372	39.0%	15.7	64,283	12.5	171,378	54.6%	15.3	110,843	11.4
Total company	$569,253	10.3%	100.0%	$515,955	100.0%	$1,120,768	15.0%	100.0%	$974,661	100.0%
Total company revenue grew 10.3% to $569.3 million for the thirteen weeks ended June 26, 2022, and grew 15.0% to $1,120.8 million for the twenty-six weeks ended June 26, 2022, compared to the same periods in the prior year, respectively. The growth was driven by continued demand for our services.
PeopleReady
PeopleReady revenue grew 6.2% to $317.9 million for the thirteen weeks ended June 26, 2022, and grew 11.4% to $623.6 million for the twenty-six weeks ended June 26, 2022, compared to the same periods in the prior year. PeopleReady’s revenue growth was driven by higher bill rates across most geographies and industries. While worker supply trends continued to improve, we experienced a slowing of client demand during the thirteen weeks ended June 26, 2022. Revenue in April grew 10.8%, compared to the same period in the prior year, and was widespread across most geographies. However, growth tapered to 2.7% in June, compared to the same period in the prior year, as clients reassessed their labor needs on new projects across most geographies and industries, most notably within the services and hospitality industries, given the current economic climate.
We believe the revenue growth has been supported by the use of our JobStack mobile app that digitally connects associates with work. During the second quarter of 2022, PeopleReady dispatched approximately 847,000 shifts via JobStack, compared to 788,000 for the same period in the prior year, and our digital fill rate increased to 63% at the higher volume of revenue, compared to 58% for the same period in the prior year.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew 6.3% to $161.9 million for the thirteen weeks ended June 26, 2022, and grew 7.1% to $325.8 million for the twenty-six weeks ended June 26, 2022, compared to the same periods in the prior year. PeopleManagement’s revenue growth was driven by existing client growth, despite the global supply chain challenges, as well as strong demand for commercial trucking services.
PeopleScout
PeopleScout revenue grew 39.0% to $89.4 million for the thirteen weeks ended June 26, 2022, and grew 54.6% to $171.4 million for the twenty-six weeks ended June 26, 2022, compared to the same periods in the prior year. Revenue growth has been stimulated by historically high employee turnover rates, creating increased demand at existing clients and project work for new clients who are utilizing our services to fulfill short-term hiring needs.
Gross profit

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Gross profit	$158,531	$136,468	$298,376	$247,042
Percentage of revenue	27.8%	26.4%	26.6%	25.3%
Gross profit as a percentage of revenue grew 140 basis points to 27.8% for the thirteen weeks ended June 26, 2022, compared to 26.4% for the same period in the prior year. Our staffing businesses contributed 100 basis points of expansion of which 60 basis points was attributable to higher bill rates, which have increased ahead of pay rates. The remaining 40 basis points was primarily attributable to favorable customer mix. Our PeopleScout business, which is our highest margin business, is becoming a larger portion of overall sales mix, and contributed 40 basis points of expansion.
Gross profit as a percentage of revenue grew 130 basis points to 26.6% for the twenty-six weeks ended June 26, 2022, compared to 25.3% for the same period in the prior year. Our staffing businesses contributed 100 basis points of expansion, of which 50 basis points was attributable to higher bill rates, which have increased ahead of pay rates. An additional 40 basis points was primarily from favorable customer mix, and the remaining 10 basis points was due to favorable segment revenue mix. Our PeopleScout business, which is our highest margin business, is becoming a larger portion of overall sales mix, which contributed 30 basis points of expansion.
SG&A expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Selling, general and administrative expense	$122,034	$110,508	$242,602	$207,909
Percentage of revenue	21.4%	21.4%	21.6%	21.3%
Total company SG&A expense increased by $11.5 million or 10.4% for the thirteen weeks ended June 26, 2022, compared to the same period in the prior year, consistent with revenue growth of 10.3% over the same period. Included in SG&A expense in the current year are $1.7 million in expenses related to investments we are making to replace our PeopleReady technology platform to better support our digital strategy and new service delivery models, which began during the fiscal fourth quarter of 2021, offset by the reversal of $3.3 million of accrued compensation related to the resignation of our former Chief Executive Officer. Included in SG&A expense in the prior year was a benefit of $2.3 million for government employment subsidies related to the coronavirus pandemic (“COVID-19”) relief.
Total company SG&A expense increased by $34.7 million or 16.7% for the twenty-six weeks ended June 26, 2022, compared to the same period in the prior year, primarily to support revenue growth of 15.0% over the same period. As a percentage of revenue, SG&A expense increased 30 basis points for the twenty-six weeks ended June 26, 2022, compared to the same period in the prior year, the majority of which was related to $4.3 million of costs incurred to replace our PeopleReady technology platform to better support our digital strategy and new service delivery models, which began during the fiscal fourth quarter of 2021, offset by the reversal of $3.3 million of accrued compensation related to the resignation of our former Chief Executive Officer. Included in SG&A expense in the prior year was a benefit of $3.9 million for government employment subsidies related to COVID-19 relief.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Depreciation and amortization	$7,245	$7,017	$14,532	$13,979
Percentage of revenue	1.3%	1.4%	1.3%	1.4%
Depreciation and amortization increased for the thirteen weeks and twenty-six weeks ended June 26, 2022 compared to the same periods in the prior year, due to certain assets placed into service during 2021, slightly offset by assets becoming fully amortized during 2021.
Income taxes

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Income tax expense	$5,129	$3,783	$7,105	$3,671
Effective income tax rate	17.6%	19.2%	17.1%	13.9%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our annual pre-tax and taxable income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income and loss. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income are as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022%		Jun 27, 2021%		Jun 26, 2022%		Jun 27, 2021%
Income before tax expense	$29,142		$19,667		$41,637		$26,453

Federal income tax expense at statutory rate	$6,120	21.0%	$4,130	21.0%	$8,744	21.0%	$5,555	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,097	3.8	991	5.0	1,571	3.8	1,279	4.8
Coronavirus Aid, Relief and Economic Security Act	—	—	(574)	(2.9)	—	—	(438)	(1.7)
Hiring tax credits, net	(2,708)	(9.3)	(669)	(3.4)	(3,850)	(9.2)	(3,406)	(12.9)
Non-deductible and non-taxable items	156	0.5	88	0.4	419	1.0	311	1.2
Stock-based compensation	24	0.1	(25)	(0.1)	(595)	(1.4)	266	1.0
Foreign taxes and other, net	440	1.5	(158)	(0.8)	816	1.9	104	0.5
Income tax expense	$5,129	17.6%	$3,783	19.2%	$7,105	17.1%	$3,671	13.9%
For the thirteen weeks ended June 26, 2022, we incurred income tax expense of $5.1 million and had an effective tax rate of 17.6%, compared to $3.8 million and 19.2% for the same period in the prior year. For the twenty-six weeks ended June 26, 2022, we incurred income tax expense of $7.1 million and had an effective tax rate of 17.1%, compared to $3.7 million and 13.9% for the same period in the prior year.
The difference between the statutory federal income tax rate of 21% and our effective tax rate of 17.1% for the twenty-six weeks ended June 26, 2022 was primarily due to the benefit of hiring credits, including the Work Opportunity Tax Credit (“WOTC”), as well as stock-based compensation, partially offset by state income taxes and other items. The lower tax rate in the prior year was primarily due to a larger percentage benefit from hiring credits as a result of lower pre-tax income.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

WOTC, our primary hiring tax credit, is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring credits if credits certified by government offices differ from original estimates. The U.S. Congress has approved the WOTC program through the end of 2025.
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
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Revenue from services	$317,943	$299,316	$623,633	$559,708
Segment profit	20,325	18,437	36,544	30,297
Percentage of revenue	6.4%	6.2%	5.9%	5.4%
PeopleReady segment profit grew $1.9 million and $6.2 million for the thirteen and twenty-six weeks ended June 26, 2022, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Segment profit growth was primarily due to higher bill rates, which have increased ahead of pay rates as the labor supply has improved.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Revenue from services	$161,938	$152,356	$325,757	$304,110
Segment profit	4,228	3,221	7,207	6,337
Percentage of revenue	2.6%	2.1%	2.2%	2.1%
PeopleManagement segment profit grew $1.0 million and $0.9 million for the thirteen and twenty-six weeks ended June 26, 2022, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Segment profit growth was primarily due to favorable client mix within our On-Site operating segment toward our higher margin, productivity-based (cost per unit) pricing option.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 26, 2022	Jun 27, 2021	Jun 26, 2022	Jun 27, 2021
Revenue from services	$89,372	$64,283	$171,378	$110,843
Segment profit	20,593	10,857	31,565	14,894
Percentage of revenue	23.0%	16.9%	18.4%	13.4%

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout segment profit grew $9.7 million and $16.7 million for the thirteen and twenty-six weeks ended June 26, 2022, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Segment profit improved as a result of operating leverage as volumes increased due to historically high employee turnover rates at existing clients.
FUTURE OUTLOOK
The following highlights represent our operating outlook for the fiscal third quarter and full year of 2022. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We are not providing customary revenue guidance for the fiscal third quarter of 2022. Our historical third quarter sequential revenue growth has been approximately 9% over the prior five years, excluding the fiscal third quarter of 2020. However, revenue trends at PeopleReady exiting June 2022 imply total company sequential revenue growth of between 3% and 5%.
•We anticipate gross margin expansion of between 120 and 160 basis points for the fiscal third quarter of 2022 compared to the same period in the prior year. For fiscal 2022, we anticipate gross margin expansion of between 40 and 100 basis points, compared to the prior year. We expect gross margin to expand due to shifts in revenue mix toward our PeopleScout segment, as well as higher bill rates compared to pay rates within our staffing businesses.
•For the fiscal third quarter of 2022, we anticipate SG&A expense to be between $126 million and $130 million. For fiscal 2022, we anticipate SG&A expense to be between $501 million and $507 million. This includes approximately $3 million for the fiscal third quarter of 2022 and $11 million for fiscal 2022 in costs to implement new cloud-based solutions to replace our technology platform at PeopleReady. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth.
•We expect our effective income tax rate for fiscal 2022 to be between 14% and 18%.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal third quarter of 2022 are expected to be approximately $14 million, and between $40 million and $44 million for fiscal 2022. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term, improve the efficiency of our service delivery, and reduce PeopleReady’s dependence on local branches to find associates and connect them with work. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of June 26, 2022 we had $32.4 million in cash and cash equivalents, up to $300 million provided under our revolving credit agreement, of which $7.3 million was utilized by outstanding standby letters of credit leaving, $292.7 million available under our Revolving Credit Facility. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
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
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”), and are used to pay workers’ compensation claims as they are filed. See Note 5: Workers' Compensation Insurance and Reserves, and Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash and investments held in Trust.
We have established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to diversify the investment portfolio and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations, the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
Total collateral commitments decreased $7.6 million during the twenty-six week period ended June 26, 2022 primarily due to lower collateral requirements from our insurance carriers and the use of collateral to satisfy workers’ compensation claims. See Note 7: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates diminishes.

Page - 23

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
A summary of our cash flows for each period are as follows:

	Twenty-six weeks ended
(in thousands)	Jun 26, 2022	Jun 27, 2021
Net cash provided by operating activities	$53,102	$47,362
Net cash used in investing activities	(1,116)	(4,287)
Net cash used in financing activities	(64,682)	(2,336)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(494)	319
Net change in cash, cash equivalents and restricted cash	$(13,190)	$41,058
Cash flows from operating activities
Cash provided by operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
Demand for our contingent staffing services is generally higher during the fiscal fourth quarter due to the holiday season surge. This generally results in a deleveraging of accounts receivable and accounts payable after year-end. Also, accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash provided by accounts receivable collections through deleveraging was partially offset by a slight increase in our days sales outstanding during the twenty-six weeks ended June 26, 2022, primarily due to our sales mix trending towards clients and segments with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was partially offset by more favorable payment terms negotiated with our vendors as part of our focus on capital management. Additionally, net cash used for payments for accrued wages and benefits was primarily due to the timing and amount of annual bonus payments to employees, which are paid in the fiscal first quarter.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the twenty-six weeks ended June 26, 2022 were lower than the twenty-six weeks ended June 27, 2021 due to build-out costs of $6.4 million incurred related to our Chicago support center, which was completed during fiscal 2021.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plans.
Net cash used in financing activities during the twenty-six weeks ended June 26, 2022 was primarily due to the repurchase of $60.9 million of our common stock in the open market. As of June 26, 2022, $89.1 million remains available for repurchase under existing authorizations.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit, or a sustained decrease in share price. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments with remaining goodwill are PeopleReady, PeopleManagement Centerline, PeopleScout RPO and PeopleScout MSP.
When evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary.
The quantitative impairment test, if necessary, involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighted average of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which compares TrueBlue, Inc. to comparable publicly traded companies and develops a correlation, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization.
We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We confirm the reasonableness of the valuation conclusions by comparing the indicated values of all the reporting units to the overall company value indicated by the stock price and outstanding shares as of the valuation date, or market capitalization.
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Accordingly, no impairment loss was recognized for the twenty-six weeks ended June 26, 2022.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets related to our Staff Management and PeopleScout trade names. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.
When evaluating indefinite-lived intangible assets for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible is greater than its carrying amount, the quantitative impairment test is unnecessary.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
We performed our annual impairment test for 2022 as of the first day of our fiscal second quarter. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of our indefinite-lived intangible assets exceeded their carrying value and were not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Accordingly, no impairment loss was recognized for the twenty-six weeks ended June 26, 2022.
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
During the fiscal second quarter of 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 26, 2022.
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
The extent to which COVID-19, including any variants, could continue to adversely impact our business depends on future developments of the pandemic and related governmental responses to those developments. While this matter has, and we expect it to continue to, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related future financial impact is difficult to estimate at this time.
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

Page - 27

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

Page - 28

The loss of, continued reduction in or substantial decline in revenue from larger clients or certain industries could have a material adverse effect on our revenues, profitability and liquidity.
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are a few clients that exceed 10% of revenues within some of our reportable segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. COVID-19 and supply chain shortages have caused certain clients to temporarily close large job sites or reduce demand for our services, and future outbreaks of the pandemic, or other unforeseen disruptions, could cause large closures and long-term reduction in demand. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. Reduced demand for our services from larger clients or certain industries, such as renewed restrictions on travel and leisure or supply interruptions for manufacturing, have had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
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
Our ability to attract and retain clients, associates, candidates and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or prospective clients, associates, candidates and employees. Negative perceptions or publicity regarding our employees, business practices, vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation, including reputational effects of negative social media use by our clients, employees, or associates. If any factor, including poor performance or negative publicity, whether or not true, hurts our reputation, we may experience negative repercussions which could harm our business.

Page - 29

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

Page - 30

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
We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment, securities law matters, and other claims. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements. Additionally, new employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation.
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
We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Such a shortage of associates and candidates can increase the cost to employ or recruit these individuals, cause us to be unable to fulfill our clients’ needs, and otherwise negatively impact our business. If general market conditions or wage inflation increase the wage rates required to attract and retain associates, and we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.

Page - 32

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
Improper disclosure of, or access to, our clients’ information could materially harm our business.
Our associates and employees may have access or exposure to confidential information about candidates, associates, employees and clients. The security controls over sensitive or confidential information and other practices we, our clients, and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, including through failure of employees or associates to properly comply with such controls or practices. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.

Page - 33

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
Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, employee errors, security breaches, natural disasters, extreme weather conditions, civil unrest and catastrophic events. Failure of our systems, or damage to our facilities, may cause significant interruption to our business and require significant additional capital and management resources to resolve, causing material harm to our business.
GENERAL RISK FACTORS
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train, motivate, retain, and provide a safe working environment to a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, failure to keep our staff healthy or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 26, 2022.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
03/28/2022 through 04/24/2022	449,833	$28.57	447,736	$100.9 million
04/25/2022 through 05/22/2022	460,778	$25.74	459,183	$89.1 million
05/23/2022 through 06/26/2022	978	$21.96	—	$89.1 million
Total	911,589	$27.13	906,919
(1)During the thirteen weeks ended June 26, 2022, we purchased 4,670 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. On February 2, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of June 26, 2022, $89.1 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 35

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Executive Employment Agreement between TrueBlue, Inc and Steven C. Cooper, dated July 8, 2022		8-K	001-14543	07/14/2022

10.2	Executive Change in Control Agreement between TrueBlue, Inc and Steven C. Cooper dated July 8, 2022		8-K	001-14543	07/14/2022

10.4	Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, dated July 8, 2022		8-K	001-14543	07/14/2022

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	7/25/2022
	Signature	Date
By:	Steven C. Cooper, Chairman of the Board, Chief Executive Officer and President

	/s/ Derrek L. Gafford	7/25/2022
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	7/25/2022
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 37