Form 10-Q
period 2022-09-25
TrueBlue, Inc.
filed 2022-10-24
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 25, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2022, there were 32,718,640 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	September 25, 2022	December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$43,779	$49,896
Accounts receivable, net of allowance of $3,286 and $6,687	328,763	353,882
Prepaid expenses and other current assets	26,464	31,614
Income tax receivable	9,624	9,681
Total current assets	408,630	445,073
Property and equipment, net	92,324	88,090
Restricted cash and investments	208,659	221,026
Deferred income taxes, net	27,614	29,330
Goodwill	93,441	94,538
Intangible assets, net	17,300	22,211
Operating lease right-of-use assets, net	51,338	55,197
Workers’ compensation claims receivable, net	64,768	61,386
Other assets, net	18,707	16,375
Total assets	$982,781	$1,033,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$53,838	$77,172
Accrued wages and benefits	89,899	100,173
Income tax payable	2,017	—
Current portion of workers’ compensation claims reserve	55,574	61,596
Current operating lease liabilities	11,995	12,097
Other current liabilities	9,747	7,508
Total current liabilities	223,070	258,546
Workers’ compensation claims reserve, less current portion	196,315	194,598
Long-term deferred compensation liabilities	23,888	28,806
Long-term operating lease liabilities	51,074	54,927
Other long-term liabilities	1,620	3,282
Total liabilities	495,967	540,159

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 32,693 and 34,861 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,397)	(15,747)
Retained earnings	507,210	508,813
Total shareholders’ equity	486,814	493,067
Total liabilities and shareholders’ equity	$982,781	$1,033,226
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue from services	$575,721	$577,031	$1,696,489	$1,551,692
Cost of services	419,802	430,529	1,242,194	1,158,148
Gross profit	155,919	146,502	454,295	393,544
Selling, general and administrative expense	124,351	118,748	366,953	326,657
Depreciation and amortization	7,483	6,426	22,015	20,405
Income from operations	24,085	21,328	65,327	46,482
Interest expense and other income, net	703	581	1,098	1,880
Income before tax expense	24,788	21,909	66,425	48,362
Income tax expense	4,092	3,267	11,197	6,938
Net income	$20,696	$18,642	$55,228	$41,424

Net income per common share:
Basic	$0.64	$0.53	$1.67	$1.19
Diluted	$0.63	$0.53	$1.65	$1.17

Weighted average shares outstanding:
Basic	32,434	34,873	33,023	34,788
Diluted	32,818	35,475	33,511	35,255

Other comprehensive income (loss):
Foreign currency translation adjustment	$(3,053)	$(1,296)	$(4,650)	$(806)
Comprehensive income	$17,643	$17,346	$50,578	$40,618
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net income	$55,228	$41,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,015	20,405
Provision for credit losses	3,352	2,881
Stock-based compensation	7,675	10,149
Deferred income taxes	2,046	445
Non-cash lease expense	9,694	11,173
Other operating activities	8,772	(1,484)
Changes in operating assets and liabilities:
Accounts receivable	21,388	(53,626)
Income taxes receivable and payable	186	963
Operating lease right-of-use asset	—	7,150
Other assets	(564)	(7,003)
Accounts payable and other accrued expenses	(22,935)	3,212
Accrued wages and benefits	(10,277)	24,278
Deferred employer payroll taxes	—	(57,066)
Workers’ compensation claims reserve	(4,304)	3,075
Operating lease liabilities	(9,673)	(10,017)
Other liabilities	(2,529)	4,598
Net cash provided by operating activities	80,074	557
Cash flows from investing activities:
Capital expenditures	(22,685)	(28,772)
Purchases of restricted available-for-sale investments	—	(29)
Sales of restricted available-for-sale investments	—	793
Purchases of restricted held-to-maturity investments	(4,950)	—
Maturities of restricted held-to-maturity investments	23,697	18,346
Net cash used in investing activities	(3,938)	(9,662)
Cash flows from financing activities:
Purchases and retirement of common stock	(60,939)	—
Net proceeds from employee stock purchase plans	780	754
Common stock repurchases for taxes upon vesting of restricted stock	(4,347)	(3,035)
Other	(203)	(270)
Net cash used in financing activities	(64,709)	(2,551)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,482)	(613)
Net change in cash, cash equivalents and restricted cash	8,945	(12,269)
Cash, cash equivalents and restricted cash, beginning of period	103,185	118,612
Cash, cash equivalents and restricted cash, end of period	$112,130	$106,343
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$828	$1,174
Income taxes	$8,907	$5,522
Operating lease liabilities	$11,824	$12,402
Non-cash transactions:
Property and equipment purchased but not yet paid	$3,131	$2,394
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,015	$10,739
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021. The results of operations for the thirty-nine weeks ended September 25, 2022 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
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
When evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, a quantitative impairment test is unnecessary.
If necessary, the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to September 25, 2022. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 25, 2022.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
When evaluating indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible is greater than its carrying amount, a quantitative impairment test is unnecessary.
If necessary, the quantitative impairment test utilizes the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
We performed our annual impairment test for 2022 as of the first day of our fiscal second quarter. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of our indefinite-lived intangible assets exceeded their carrying value and were not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to September 25, 2022. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 25, 2022.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirty-nine weeks ended September 25, 2022 that had an impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 25, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$43,779	$43,779	$—	$—
Restricted cash and cash equivalents	68,351	68,351	—	—
Cash, cash equivalents and restricted cash (1)	$112,130	$112,130	$—	$—

Municipal debt securities	$46,342	$—	$46,342	$—
Corporate debt securities	62,770	—	62,770	—
Agency mortgage-backed securities	61	—	61	—
U.S. government and agency securities	948	—	948	—
Restricted investments classified as held-to-maturity (2)	$110,121	$—	$110,121	$—

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 26, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,896	$49,896	$—	$—
Restricted cash and cash equivalents	53,289	53,289	—	—
Cash, cash equivalents and restricted cash (1)	$103,185	$103,185	$—	$—

Municipal debt securities	$58,505	$—	$58,505	$—
Corporate debt securities	78,357	—	78,357	—
Agency mortgage-backed securities	152	—	152	—
U.S. government and agency securities	1,070	—	1,070	—
Restricted investments classified as held-to-maturity (2)	$138,084	$—	$138,084	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	September 25, 2022	December 26, 2021
Cash collateral held by insurance carriers	$29,345	$28,957
Cash and cash equivalents held in Trust	38,377	21,590
Investments held in Trust	115,065	135,419
Company-owned life insurance policies	25,243	32,318
Other restricted cash and cash equivalents	629	2,742
Total restricted cash and investments	$208,659	$221,026
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of September 25, 2022 and December 26, 2021, were as follows:

	September 25, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$47,188	$—	$(846)	$46,342
Corporate debt securities	66,817	—	(4,047)	62,770
Agency mortgage-backed securities	63	—	(2)	61
U.S. government and agency securities	997	—	(49)	948
Total held-to-maturity investments	$115,065	$—	$(4,944)	$110,121

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 26, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$56,346	$2,159	$—	$58,505
Corporate debt securities	77,925	995	(563)	78,357
Agency mortgage-backed securities	148	4	—	152
U.S. government and agency securities	1,000	70	—	1,070
Total held-to-maturity investments	$135,419	$3,228	$(563)	$138,084
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 25, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$21,527	$21,326
Due after one year through five years	93,538	88,795
Total held-to-maturity investments	$115,065	$110,121
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. During the year ended December 26, 2021, we also held mutual funds and money market funds. As of December 26, 2021, all of the mutual funds and money market funds were converted into company-owned life insurance policies. Unrealized gains and losses related to investments still held at September 25, 2022 and September 26, 2021, which are included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income, were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Unrealized gains (losses)	$(1,516)	$391	$(7,076)	$2,817
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirty-nine weeks ended
(in thousands)	September 25, 2022	September 26, 2021
Beginning balance	$6,687	$2,921
Current period provision	3,352	2,881
Write-offs	(6,731)	(1,827)
Foreign currency translation	(22)	(11)
Ending balance	$3,286	$3,964

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prepaid expenses and other current assets

(in thousands)	September 25, 2022	December 26, 2021
Prepaid software agreements	$9,681	$10,078
Other prepaid expenses	9,852	8,858
Other current assets	6,931	12,678
Prepaid expenses and other current assets	$26,464	$31,614
NOTE 5:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our deductible limit, on a “per occurrence” basis. Effective July 1, 2022, we increased our deductible limit from $2.0 million to $5.0 million, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 1.7% and 1.6% at September 25, 2022 and December 26, 2021, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of September 25, 2022.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 25, 2022	December 26, 2021
Undiscounted workers’ compensation reserve	$269,441	$273,000
Less discount on workers’ compensation reserve	17,552	16,806
Workers’ compensation reserve, net of discount	251,889	256,194
Less current portion	55,574	61,596
Long-term portion	$196,315	$194,598
Payments made against self-insured claims were $28.1 million and $32.0 million for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the thirty-nine weeks ended September 25, 2022 and fifty-two weeks ended December 26, 2021 were 2.5% and 1.8%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims was $66.2 million and $62.7 million, as of September 25, 2022 and December 26, 2021, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $64.8 million and $61.4 million as of September 25, 2022 and December 26, 2021, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $6.9 million and $13.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively, and $28.0 million and $32.7 million for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and is currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At September 25, 2022, $7.2 million was utilized by outstanding standby letters of credit, leaving $292.8 million unused under the Revolving Credit Facility. At December 26, 2021, $6.2 million was utilized by outstanding standby letters of credit.
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
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect as of September 25, 2022:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of September 25, 2022, our consolidated leverage ratio was 0.05.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of September 25, 2022, our consolidated fixed charge ratio was 102.63.
As of September 25, 2022, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 25, 2022	December 26, 2021
Cash collateral held by workers’ compensation insurance carriers	$23,497	$23,056
Cash and cash equivalents held in Trust	38,377	21,590
Investments held in Trust	115,065	135,419
Letters of credit (1)	6,077	6,160
Surety bonds (2)	21,898	21,969
Total collateral commitments	$204,914	$208,194
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

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
NOTE 8:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Common stock shares
Beginning balance	32,684	35,510	34,861	35,493
Purchases and retirement of common stock	—	—	(2,234)	—
Net issuance under equity plans, including tax benefits	9	(55)	66	(72)
Stock-based compensation	—	—	—	34
Ending balance	32,693	35,455	32,693	35,455
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	483,296	479,567	508,813	452,017
Net income	20,696	18,642	55,228	41,424
Purchases and retirement of common stock (1)	—	—	(60,939)	—
Net issuance under equity plans, including tax benefits	30	(133)	(3,567)	(2,281)
Stock-based compensation	3,188	3,233	7,675	10,149
Ending balance	507,210	501,309	507,210	501,309
Accumulated other comprehensive loss
Beginning balance, net of tax	(17,344)	(14,338)	(15,747)	(14,828)
Foreign currency translation adjustment	(3,053)	(1,296)	(4,650)	(806)
Ending balance, net of tax	(20,397)	(15,634)	(20,397)	(15,634)
Total shareholders’ equity ending balance	$486,814	$485,676	$486,814	$485,676
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9:    INCOME TAXES
Our income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Our effective income tax rate for the thirty-nine weeks ended September 25, 2022 was 16.9%. The difference between the statutory federal income tax rate of 21% and our effective tax rate was primarily due to hiring tax credits, including the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate result from state income taxes and certain non-deductible and non-taxable items.
NOTE 10:    NET INCOME PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income	$20,696	$18,642	$55,228	$41,424

Weighted average number of common shares used in basic net income per common share	32,434	34,873	33,023	34,788
Dilutive effect of non-vested stock-based awards	384	602	488	467
Weighted average number of common shares used in diluted net income per common share	32,818	35,475	33,511	35,255

Net income per common share:
Basic	$0.64	$0.53	$1.67	$1.19
Diluted	$0.63	$0.53	$1.65	$1.17

Anti-dilutive shares	485	24	439	47
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

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue from services:
Contingent staffing
PeopleReady	$334,639	$349,056	$958,272	$908,764
PeopleManagement	163,618	157,789	489,375	461,899
Human resource outsourcing
PeopleScout	77,464	70,186	248,842	181,029
Total company	$575,721	$577,031	$1,696,489	$1,551,692
The following table presents a reconciliation of segment profit to income before tax expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Segment profit:
PeopleReady	$28,732	$24,690	$65,276	$54,987
PeopleManagement	4,463	2,360	11,670	8,697
PeopleScout	10,707	9,778	42,272	24,672
Total segment profit	43,902	36,828	119,218	88,356
Corporate unallocated expense	(9,396)	(7,667)	(23,225)	(20,593)
Third-party processing fees for hiring tax credits	(162)	(419)	(486)	(584)
Amortization of software as a service assets	(729)	(670)	(2,175)	(1,989)
PeopleReady technology upgrade costs	(1,858)	—	(6,156)	—
COVID-19 government subsidies, net	—	92	—	4,131
Other benefits (costs)	(189)	(410)	166	(2,434)
Depreciation and amortization	(7,483)	(6,426)	(22,015)	(20,405)
Income from operations	24,085	21,328	65,327	46,482
Interest expense and other income, net	703	581	1,098	1,880
Income before tax expense	$24,788	$21,909	$66,425	$48,362
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 14

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies often reduce their in-house recruiting teams during economic downturns, and turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. In order to competitively differentiate our services in these highly fragmented industries, we are committed to executing our digital strategies, combined with a focus on improving operational efficiencies in order to gain market share. We have implemented these core strategies for each of our business segments: PeopleReady, PeopleManagement and PeopleScout.
PeopleReady
PeopleReady, our largest segment by revenue, provides clients with access to qualified associates through a wide range of staffing solutions for on-demand contingent general and skilled labor. PeopleReady connects people with work in a broad range of industries through our network of branches across all 50 states in the United States (“U.S.”), Canada and Puerto Rico, and increasingly through our industry-leading mobile app, JobStackTM. JobStack creates a virtual exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates. Our primary focus at PeopleReady is the use of digitalization to supplement our nationwide footprint, improve our operating efficiency and effectiveness, and gain market share.
PeopleManagement
PeopleManagement, our second largest segment by revenue, provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. In comparison with PeopleReady, services are larger in scale and longer in duration, and dedicated service teams are located at the client’s facility as an integral part of the production and logistics process. We offer scalable solutions to meet the volume requirements of labor-intensive manufacturing, warehousing and distribution facilities, by providing large-scale sourcing, screening, recruiting and management of the contingent workforce. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved

Page - 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

service. Our primary focus at PeopleManagement continues to be growing our client base by targeting local and underserved markets, as well as investing in customer and associate care programs to improve retention.
PeopleScout
PeopleScout, our smallest segment by revenue, offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions to a wide variety of industries and geographies, primarily in the U.S., Canada, the United Kingdom and Australia. PeopleScout provides RPO services that manage talent solutions spanning the global economy and talent advisory capabilities supporting total workforce needs. Our programs deliver improved talent quality and candidate experience, faster hiring, increased scalability, lower cost of recruitment, greater flexibility, and improved regulatory compliance. We leverage our proprietary technology platform (AffinixTM) for sourcing, screening and delivering a permanent workforce, along with dedicated service delivery teams to work as an integrated partner with our clients. PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is focused on leveraging our strong brand reputation, continuing to invest in our sales team, and using our proprietary technology platform (Affinix) to capture opportunities in an industry that is expanding rapidly post-pandemic.
Fiscal third quarter of 2022 highlights
Total company revenue remained relatively unchanged at $575.7 million for the thirteen weeks ended September 25, 2022, compared to the same period in the prior year. PeopleReady revenue declined 4.1% primarily due to slowing demand as clients face uncertainty and paused their use of contingent labor. PeopleManagement revenue grew 3.7%, fueled by demand for commercial driving services. PeopleScout revenue grew 10.4% due to higher volumes at existing clients and project work for new clients who are utilizing our services to fulfill short-term hiring needs.
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 25, 2022 increased by 170 basis points to 27.1%, compared to 25.4% for the same period in the prior year. This increase was primarily driven by lower workers’ compensation costs and higher bill rates, which have increased ahead of pay rates.
Total company selling, general and administrative (“SG&A”) expense increased 4.7% to $124.4 million, for the thirteen weeks ended September 25, 2022, compared to the same period in the prior year. The overall increase in SG&A expense was primarily related to employee compensation and investments in technology.
While total company revenue was relatively unchanged, improvements in gross profit as a percentage of revenue resulted in net income improving 11.0% to $20.7 million for the thirteen weeks ended September 25, 2022, compared to the same period in the prior year.
As of September 25, 2022, we were in a strong financial position with cash and cash equivalents of $43.8 million, no outstanding debt, and $292.8 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $336.6 million.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 25, 2022	% of revenue	Sep 26, 2021	% of revenue	Sep 25, 2022	% of revenue	Sep 26, 2021	% of revenue
Revenue from services	$575,721		$577,031		$1,696,489		$1,551,692

Gross profit	$155,919	27.1%	$146,502	25.4%	$454,295	26.8%	$393,544	25.4%
Selling, general and administrative expense	124,351	21.6	118,748	20.6	366,953	21.6	326,657	21.1
Depreciation and amortization	7,483	1.3	6,426	1.1	22,015	1.3	20,405	1.3
Income from operations	24,085	4.2%	21,328	3.7%	65,327	3.9%	46,482	3.0%
Interest expense and other income, net	703		581		1,098		1,880
Income before tax expense	24,788		21,909		66,425		48,362
Income tax expense	4,092		3,267		11,197		6,938
Net income	$20,696	3.6%	$18,642	3.2%	$55,228	3.3%	$41,424	2.7%

Net income per diluted share	$0.63		$0.53		$1.65		$1.17
Revenue from services

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Growth (decline) %	Segment % of total	Sep 26, 2021	Segment % of total	Sep 25, 2022	Growth (decline) %	Segment % of total	Sep 26, 2021	Segment % of total
Revenue from services:
PeopleReady	$334,639	(4.1)%	58.1%	$349,056	60.5%	$958,272	5.4%	56.5%	$908,764	58.5%
PeopleManagement	163,618	3.7%	28.4	157,789	27.3	489,375	5.9%	28.8	461,899	29.8
PeopleScout	77,464	10.4%	13.5	70,186	12.2	248,842	37.5%	14.7	181,029	11.7
Total company	$575,721	(0.2)%	100.0%	$577,031	100.0%	$1,696,489	9.3%	100.0%	$1,551,692	100.0%
Total company revenue was relatively unchanged at $575.7 million for the thirteen weeks ended September 25, 2022, and grew 9.3% to $1.7 billion for the thirty-nine weeks ended September 25, 2022, compared to the same periods in the prior year, respectively. Growth for the thirty-nine weeks ended September 25, 2022 was driven by higher demand for our services within all segments compared to the same period in the prior year.
PeopleReady
PeopleReady revenue declined 4.1% to $334.6 million for the thirteen weeks ended September 25, 2022, compared to the same period in the prior year. The decline in revenue was primarily due to slowing demand as some clients paused the use of variable labor to supplement their core workforce. The decline in demand was partially offset by continued improvement in bill rates and job order fill rates.
PeopleReady revenue grew 5.4% to $958.3 million for the thirty-nine weeks ended September 25, 2022, compared to the same period in the prior year. PeopleReady’s revenue growth was driven by widespread client demand across most geographies during the first half of the year, worker supply improvements, and higher bill rates.
We believe our revenue growth has been supported by the use of our JobStack mobile app that digitally connects associates with work. During the third quarter of 2022, PeopleReady dispatched approximately 921,000 shifts via JobStack, compared to 940,000 for the same period in the prior year; however, our digital fill rate increased to 66%, compared to 58% for the same period in the prior year.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew 3.7% to $163.6 million for the thirteen weeks ended September 25, 2022, and grew 5.9% to $489.4 million for the thirty-nine weeks ended September 25, 2022, compared to the same periods in the prior year. PeopleManagement’s revenue growth was driven by demand for commercial driving services, as well as existing client growth during the first half of the year, despite the global supply chain challenges.
PeopleScout
PeopleScout revenue grew 10.4% to $77.5 million for the thirteen weeks ended September 25, 2022, and grew 37.5% to $248.8 million for the thirty-nine weeks ended September 25, 2022, compared to the same periods in the prior year. Revenue growth has been stimulated by historically high client employee turnover rates, creating increased demand at existing clients and project work for new clients who are utilizing our services to fulfill short-term hiring needs.
Gross profit

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Gross profit	$155,919	$146,502	$454,295	$393,544
Percentage of revenue	27.1%	25.4%	26.8%	25.4%
Gross profit as a percentage of revenue grew 170 basis points to 27.1% for the thirteen weeks ended September 25, 2022, compared to 25.4% for the same period in the prior year. Our staffing businesses contributed 180 basis points of expansion of which 110 basis points were attributable to lower workers’ compensation costs from a combination of favorable development of prior year reserves and fewer workplace injuries. An additional 100 basis points was a result of higher bill rates, which have increased ahead of pay rates. This expansion was partially offset by a contraction of 40 basis points, due to an unfavorable revenue shift toward our lower margin staffing businesses, as well as unfavorable changes in customer mix within our PeopleScout business.
Gross profit as a percentage of revenue grew 140 basis points to 26.8% for the thirty-nine weeks ended September 25, 2022, compared to 25.4% for the same period in the prior year. Our staffing businesses contributed 130 basis points of expansion, of which 70 basis points was attributable to higher bill rates, which have increased ahead of pay rates. An additional 40 basis points was attributable to lower workers’ compensation costs, and the remaining 20 basis points was due to favorable customer mix. Our PeopleScout business, which is our highest margin business, is becoming a larger portion of overall sales mix, and contributed 10 basis points of expansion.
SG&A expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Selling, general and administrative expense	$124,351	$118,748	$366,953	$326,657
Percentage of revenue	21.6%	20.6%	21.6%	21.1%
Total company SG&A expense increased by $5.6 million or 4.7% for the thirteen weeks ended September 25, 2022, compared to the same period in the prior year. SG&A expense related to employee compensation increased $2.0 million compared to the same period in the prior year. Also, the current period included $1.9 million of expenses related to investments we are making to upgrade our PeopleReady technology platform to better support our digital strategy.
Total company SG&A expense increased by $40.3 million or 12.3% for the thirty-nine weeks ended September 25, 2022, compared to the same period in the prior year. Employee compensation and other variable costs, incurred to support revenue growth of 9.3%, represented approximately $30 million of the increase. Also, SG&A expense in the current period included $6.2 million of expenses related to investments we are making to upgrade our PeopleReady technology platform to better support our digital strategy. These increases were partially offset by the reversal of $3.3 million in accrued compensation costs related to the resignation of our former Chief Executive Officer. SG&A expense in the prior period included a benefit of $4.0 million for government employment subsidies related to COVID-19 relief.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Depreciation and amortization	$7,483	$6,426	$22,015	$20,405
Percentage of revenue	1.3%	1.1%	1.3%	1.3%
Depreciation and amortization increased for the thirteen weeks and thirty-nine weeks ended September 25, 2022 compared to the same periods in the prior year, due to certain assets placed into service during 2021, slightly offset by assets becoming fully amortized during 2021.
Income tax expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Income tax expense	$4,092	$3,267	$11,197	$6,938
Effective income tax rate	16.5%	14.9%	16.9%	14.3%
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
The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income are as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022%		Sep 26, 2021%		Sep 25, 2022%		Sep 26, 2021%
Income before tax expense	$24,788		$21,909		$66,425		$48,362

Federal income tax expense at statutory rate	$5,206	21.0%	$4,601	21.0%	$13,950	21.0%	$10,156	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	1,245	5.0	1,176	5.4	2,816	4.2	2,455	5.1
Hiring tax credits, net	(2,689)	(10.8)	(2,935)	(13.4)	(6,539)	(9.8)	(6,341)	(13.1)
Non-deductible and non-taxable items	1,560	6.3	436	2.0	1,979	3.0	747	1.5
Other, net	(1,230)	(5.0)	(11)	(0.1)	(1,009)	(1.5)	(79)	(0.2)
Income tax expense	$4,092	16.5%	$3,267	14.9%	$11,197	16.9%	$6,938	14.3%
For the thirteen weeks ended September 25, 2022, we incurred income tax expense of $4.1 million and had an effective tax rate of 16.5%, compared to $3.3 million and 14.9% for the same period in the prior year. For the thirty-nine weeks ended September 25, 2022, we incurred income tax expense of $11.2 million and had an effective tax rate of 16.9%, compared to $6.9 million and 14.3% for the same period in the prior year.
The difference between the statutory federal income tax rate of 21% and our effective tax rate of 16.9% for the thirty-nine weeks ended September 25, 2022 was primarily due to the benefit of hiring tax credits, including the Work Opportunity Tax Credit (“WOTC”), partially offset by state income taxes and non-deductible market losses related to company-owned life insurance policies.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

WOTC, our primary hiring tax credit, is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring tax credits if credits certified by government offices differ from original estimates. The U.S. Congress has approved the WOTC program through the end of 2025.
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
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Revenue from services	$334,639	$349,056	$958,272	$908,764
Segment profit	$28,732	$24,690	$65,276	$54,987
Percentage of revenue	8.6%	7.1%	6.8%	6.1%
PeopleReady segment profit grew $4.0 million and $10.3 million for the thirteen and thirty-nine weeks ended September 25, 2022, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Segment profit growth was primarily due to lower workers’ compensation costs and higher bill rates, which have increased ahead of pay rates.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Revenue from services	$163,618	$157,789	$489,375	$461,899
Segment profit	$4,463	$2,360	$11,670	$8,697
Percentage of revenue	2.7%	1.5%	2.4%	1.9%
PeopleManagement segment profit grew $2.1 million and $3.0 million for the thirteen and thirty-nine weeks ended September 25, 2022, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Segment profit growth was due to favorable business mix towards commercial driving services, favorable client mix within our On-Site operating segment toward our higher margin, productivity-based (cost per unit) pricing option, and lower recruiting and candidate marketing costs as the labor market improves.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 25, 2022	Sep 26, 2021	Sep 25, 2022	Sep 26, 2021
Revenue from services	$77,464	$70,186	$248,842	$181,029
Segment profit	$10,707	$9,778	$42,272	$24,672
Percentage of revenue	13.8%	13.9%	17.0%	13.6%
PeopleScout segment profit grew $0.9 million for the thirteen weeks ended September 25, 2022, and also remained relatively unchanged as a percentage of revenue, compared to the same period in the prior year. PeopleScout segment profit grew $17.6 million for the thirty-nine weeks ended September 25, 2022, and also improved as a percentage of revenue, compared to the same period in the prior year. This growth was primarily due to historically high client employee turnover rates at existing clients, which drove higher volumes and operating leverage due to improved recruiter utilization.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We expect revenue for the fiscal fourth quarter of 2022 to decline between 12% and 8%, as compared to the same period in the prior year. Higher revenue in the prior year within our PeopleReady segment was driven by a surge in retail project work and above average results in our existing client base as businesses found themselves in desperate need of labor during the peak of the post-COVID recovery. The absence of this demand surge during the fiscal fourth quarter of 2022 is expected to account for approximately 9% of the total company revenue decline compared to the prior year.
•We anticipate gross margin contraction of between 70 and 30 basis points for the fiscal fourth quarter of 2022 compared to the same period in the prior year. We expect gross margin to contract due to shifts in business mix as well as higher workers’ compensation expense.
•For the fiscal fourth quarter of 2022, we anticipate SG&A expense to be between $129 million and $133 million. This includes approximately $2 million in costs to upgrade our legacy PeopleReady technology. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth.
•We expect diluted weighted average shares outstanding to be approximately 33 million for the fiscal fourth quarter of 2022. This expectation does not include the impact of potential share repurchases.
•We expect our effective income tax rate for fiscal 2022 to be between 14% and 18%.
•Fiscal 2023 will include a 53rd week, which we expect will add between $22 million and $27 million in revenue, but is not expected to contribute significant net income due to it falling during a low point between the Christmas and New Year holidays.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal fourth quarter of 2022 are expected to be approximately $11 million. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term and improve the efficiency of our service delivery. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s Affinix talent acquisition technology.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of September 25, 2022, we had $43.8 million in cash and cash equivalents. We also have $292.8 million available under our $300 million Revolving Credit Facility, as $7.2 million was utilized by outstanding standby letters of credit. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
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
We remain committed to technological innovation to transform our business for a digital future. As part of executing this strategy, we continue to make investments in online and mobile apps to improve access to associates and candidates, as well as to improve the speed and ease of connecting our clients and associates for our staffing business, and candidates for our RPO business. We expect these investments will increase the competitive differentiation of our services over the long term and improve the efficiency of our service delivery model. In addition, we continue to transition our back-office technology from on-premise software platforms to cloud-based software solutions, to increase automation and the efficiency of running our business.
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
Total collateral commitments decreased $3.3 million during the thirty-nine week period ended September 25, 2022 primarily due to lower collateral requirements from our insurance carriers and the use of collateral to satisfy workers’ compensation claims. See Note 7: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates diminishes.

Page - 22

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
A summary of our cash flows for each period are as follows:

	Thirty-nine weeks ended
(in thousands)	Sep 25, 2022	Sep 26, 2021
Net cash provided by operating activities	$80,074	$557
Net cash used in investing activities	(3,938)	(9,662)
Net cash used in financing activities	(64,709)	(2,551)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,482)	(613)
Net change in cash, cash equivalents and restricted cash	$8,945	$(12,269)
Cash flows from operating activities
Cash provided by operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
Demand for our contingent staffing services is generally highest during the second half of the year due to the weather and holiday season surge. This generally results in a deleveraging of accounts receivable and accounts payable after year-end. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash provided by accounts receivable collections through deleveraging during the thirty-nine weeks ended September 25, 2022 was partially offset by write-offs. Net cash used for payments on accounts payable and accrued expenses was partially offset by more favorable payment terms negotiated with our vendors as part of our focus on capital management. Additionally, net cash used for payments for accrued wages and benefits was primarily due to the timing and amount of annual bonus payments to employees, which are paid in the fiscal first quarter.
For the thirty-nine weeks ended September 26, 2021, higher revenue during the peak of the post-COVID recovery in the fiscal fourth quarter of 2022, as well as an increase in our days sales outstanding compared to the prior year-end, resulted in net cash used by accounts receivable. During the same period, net cash was used to repay deferred employer payroll taxes as allowed by the Coronavirus Aid, Relief and Economic Security Act.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the thirty-nine weeks ended September 25, 2022 were lower than the thirty-nine weeks ended September 26, 2021 due to build-out costs related to our Chicago support center of $8.1 million incurred during the same period in prior year. This was partially offset by investments we are making to upgrade our PeopleReady technology platform which began during the fiscal fourth quarter of 2021.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plans.
Net cash used in financing activities during the thirty-nine weeks ended September 25, 2022 was primarily due to the repurchase of $60.9 million of our common stock in the open market during the first half of the year. As of September 25, 2022, $89.1 million remains available for repurchase under existing authorizations.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Page - 23

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
When evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, a quantitative impairment test is unnecessary.
If necessary, the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value of the goodwill. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater.
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
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to September 25, 2022. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 25, 2022.
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

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

When evaluating indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible is greater than its carrying amount, a quantitative impairment test is unnecessary.
If necessary, the quantitative impairment test utilizes the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
We performed our annual impairment test for 2022 as of the first day of our fiscal second quarter. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of our indefinite-lived intangible assets exceeded their carrying value and was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to September 25, 2022. Accordingly, no impairment loss was recognized for the thirty-nine weeks ended September 25, 2022.
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
During the fiscal third quarter of 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 25, 2022.
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
To develop the following risk factors, we review risks to our business that are informed by our formal Enterprise Risk Management program, industry trends, the external market, and financial environment, as well as dialogue with leaders throughout our organization. Our risk factors descriptions are intended to convey our assessment of each applicable risk and such assessments are prioritized and integrated into our strategic and operational planning.
RISKS RELATED TO OUR COMPANY’S OPERATIONS
COVID-19 and the resulting governmental reactions to COVID-19 have negatively impacted our business and could have a continued material adverse impact on our business, financial condition, liquidity and results of operations.
The coronavirus pandemic (“COVID-19”) caused significant negative impacts on our operations and stock price. Our revenue declined substantially beginning in early 2020 because of COVID-19 and may again be impacted while economic conditions normalize post-pandemic. Further deterioration in economic conditions, as a result of COVID-19, its variants, related governmental responses to COVID-19, or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business. This matter has, and in the future could again, negatively impact our results of operations, cash flows, profit margins, and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related future financial impact is difficult to estimate at this time.
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

Page - 26

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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. National and global economic activity is slowed by many factors, including rising interest rates, inflation, political and legislative changes, international conflict or instability, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to COVID-19. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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

Page - 27

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

Page - 28

We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy focuses on driving growth in our PeopleReady, PeopleManagement and PeopleScout business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, or if these strategies fail to address the changing demands of the market, we may not achieve our goal of revenue and profit growth, which could negatively impact financial results.
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
Our revolving credit agreement (“Revolving Credit Facility”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
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

Page - 29

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
We are subject to federal taxes, a multitude of state and local taxes in the United States (“U.S.”), and taxes in foreign jurisdictions. Changes in the mix of our taxable income by jurisdiction could have a material impact on our financial condition or results of operations. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. Taxing authorities may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operation.
We face continued uncertainty surrounding ongoing hiring tax credits we utilize, and for the recent business tax incentives related to measures taken to soften the impact of COVID-19. Also, in the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business.
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
Our efforts to maintain adequate compliance policies and controls may not prevent violations that could result in significant fines and penalties.
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
Our workforce solutions are subject to extensive federal, state, local and international government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace, temporary staffing, the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
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
We compete to meet our clients’ needs for workforce solutions; therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, position requirements, location, the associated wages and other benefits. Many of these factors are outside of our control, including the reputational effects of unfavorable comments on social media outlets about our business or a work site. Prior to COVID-19, unemployment in the U.S. was low, making it challenging to find sufficient eligible associates and candidates to meet our clients’ orders. Government responses to COVID-19, including generous unemployment benefits, stimulus payments and other direct payments to individuals, negatively impacted our ability to recruit qualified associates and candidates. A return to similar benefits in the future could further negatively impact our ability to recruit qualified associates and candidates.
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

Page - 31

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
Our systems and networks, and the systems and networks of our vendors and customers, are vulnerable to computer viruses, malware, hackers and other security issues, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users and coordinated denial-of-services attacks. We have experienced cybersecurity incidents and attacks that have not had a material impact on our business or results of operations; however, there is no assurance that the impacts of any future incidents or attacks will not be material. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cybersecurity will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we do not adequately protect the privacy of information could harm our relationship with clients and employees.
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

Page - 32

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

Page - 33

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 25, 2022.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
06/27/2022 through 07/24/2022	2,553	$18.14	—	$89.1 million
07/25/2022 through 08/21/2022	4,141	$21.52	—	$89.1 million
08/22/2022 through 09/25/2022	2,093	$20.31	—	$89.1 million
Total	8,787	$20.25	—
(1)During the thirteen weeks ended September 25, 2022, we purchased 8,787 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On October 16, 2019, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. On February 2, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 25, 2022, $89.1 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 34

Item 5.	OTHER INFORMATION
None.

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Executive Employment Agreement between TrueBlue, Inc and Steven C. Cooper, effective July 8, 2022		8-K/A	001-14543	07/14/2022

10.2	Executive Change in Control Agreement between TrueBlue, Inc and Steven C. Cooper effective July 8, 2022		8-K/A	001-14543	07/14/2022

10.3	Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, effective July 8, 2022		8-K/A	001-14543	07/14/2022

10.4	Employment Agreement, effective September 22, 2022, by and between TrueBlue, Inc. and Taryn Owen		8-K	001-14543	09/27/2022

10.5	Non-Competition Agreement, effective September 27, 2022, by and between TrueBlue, Inc. and Taryn Owen		8-K	001-14543	09/27/2022

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	10/24/2022
	Signature	Date
By:	Steven C. Cooper, Chief Executive Officer and President

	/s/ Derrek L. Gafford	10/24/2022
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	10/24/2022
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 36