Form 10-K
period 2022-12-25
TrueBlue, Inc.
filed 2023-02-15
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 25, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 26, 2022, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $0.6 billion.
As of February 8, 2023, there were 32,823,313 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 11, 2023, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

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
BUSINESS OVERVIEW
In 2022, we connected approximately 611,000 people with work and served approximately 84,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleScout.
•PeopleReady offers general, industrial and skilled trade staffing throughout the United States of America (“U.S.”), Canada and Puerto Rico.
•PeopleScout offers recruitment process outsourcing (“RPO”), talent advisory services and managed service provider (“MSP”) solutions to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia.
•PeopleManagement offers contingent, on-site industrial staffing and commercial driver services throughout the U.S., Canada and Puerto Rico.
PeopleReady connected approximately 220,000 people with work in fiscal 2022 within a broad range of industries that include construction, transportation, manufacturing, retail, hospitality and renewable energy. We connected individuals looking for general temporary, temp-to-hire and skilled trade positions with our vast network of clients.
In fiscal 2022, PeopleReady provided approximately 83,000 clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients.
We have a network of approximately 600 branches across all 50 states in the U.S., Canada and Puerto Rico. Augmenting our branch network and consolidated service centers is our industry-leading mobile app, JobStackTM, which connects people with work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and fill rates, as we continue to execute our digital strategy.

Page - 4

Our PeopleScout business, a global leader in RPO services, connected approximately 335,000 people with work in fiscal 2022. Our RPO solutions are multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. We tailor our services based on individual client needs, including sourcing, screening, hiring and onboarding, to improve the candidate experience and regulatory compliance, and ultimately lower their recruiting costs. Our proprietary technology platform (AffinixTM) uses artificial intelligence and machine learning to rapidly source a qualified talent pool within minutes rather than days, and further engages candidates through a seamless digital experience. Affinix provides real-time insights into our clients, helping our dedicated service delivery teams efficiently and effectively manage the entire recruitment process. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams, which work as an integrated partner with our clients to increase the productivity of their contingent workforce program.
PeopleManagement connected approximately 56,000 people with work in fiscal 2022.
Our On-Site business provides and manages contingent associates at clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded services. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. Once operational, we deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. We offer hourly and productivity-based (cost-per-unit) pricing options for industrial staffing solutions. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type and degree of recruiting difficulty.
PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Centerline offers three solutions for clients: Our Flexible Drivers solution, which is an on-demand service helping clients find drivers where and when they need them; our Driver Management Services solution, which offers fully outsourced recruitment, management and supervision of drivers for a client; and our Mobile Drivers solution, which provides short-term relocation of qualified, experienced drivers for special projects or to high-need markets or remote locations where drivers are unavailable.
INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement businesses, supplies contingent workforce solutions to minimize the cost and effort of hiring and managing permanent employees. This allows for rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries to match available associates with employer work assignments. Work assignments vary widely in duration, skill level and required experience.
The human resource outsourcing industry, which includes our PeopleScout services, involves transitioning various functions handled by internal human resources and labor procurement to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes our RPO and MSP businesses, which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology and scale their talent acquisition function to keep pace with changing business needs.

Page - 5

Our workforce solutions address the following key industry and market trends contributing to anticipated growth:
•Workforce flexibility and scalability: The staffing industry continues to experience dynamic shifts between the permanent and flexible workforce based on competitive and economic pressures to reduce costs, seasonal demands and in response to rapidly changing market conditions. Providers in the human resource outsourcing industry can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality. These providers also help clients increase efficiency and drive lower overhead costs by standardizing processes, reducing time to fill, and onboarding the best fit talent into a client’s organization.
•Workforce productivity: Companies are under increasing competitive pressures to improve productivity through workforce solutions that improve performance and enable clients to focus on their core business.
•Leveraging technology to access talent: Automation, artificial intelligence and machine learning are transforming talent recruitment and service delivery. The fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online rapidly. Associates are demanding more flexibility in how, when and where they work, as well as access to contingent work opportunities through mobile technology. Available associates are in high demand and have more power to find the employment situation they desire. As competition for qualified candidates increases, clients and their outsourced service providers are leveraging innovative talent technology to improve the recruiting process and efficiently hire more qualified candidates. Additionally, talent technology continues to elevate the employer brand, build talent communities, create a world-class candidate experience, and facilitate effective recruitment marketing and candidate communication strategies.
BUSINESS STRATEGY
Our business strategy is focused on growth in each of our business segments by investing in innovative technology and initiatives that drive organic growth and improve the client and candidate experience. Our clients have a variety of challenges in running their businesses, each of which are unique to the competitive pressures of their industries. Our business segments are industry leaders dedicated to workforce solutions tailored to our clients’ needs and the industries in which they operate. We ensure our differentiated solutions keep pace with the changing needs of our clients while driving growth through the following strategies:
•We continue to invest in technology to gain market share, accelerate revenue growth, reduce the cost of delivering our services, and increase our ability to attract and retain clients, employees and associates. We are committed to leveraging technology to improve the experience of our associates, candidates, clients and permanent employees. Our technological innovations make it easier for our clients to do business with us, and easier to connect associates with work opportunities and candidates to permanent employment opportunities. We continue to make significant investments in technology to improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.
◦Augmenting our PeopleReady branch network is our JobStack platform, which connects our associates and clients through a real-time 24 hours a day, seven days a week digital exchange with an easy-to-use mobile app. JobStack enables our branches to expand their recruiting and sales efforts. JobStack is helping to competitively differentiate our services, expand our reach into new demographics, and improve both service delivery and work order fill rates as we continue to execute our digital strategy. Currently 97% of PeopleReady’s associates use JobStack to find on-demand work. By the end of 2022, over 30,000 of our clients were using JobStack to place orders for associates, rate their performance, and approve their time worked, an increase of 2% compared to the prior year. During fiscal 2022, PeopleReady associates completed approximately 3.4 million shifts dispatched via JobStack, which represented 64% of all completed shifts. In fiscal 2021, 58% of completed shifts were dispatched via JobStack. We continue to expand functionality to further leverage this technology to transform our business by reducing expenses, accelerating revenue growth and enhancing our client and associate retention.

Page - 6

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
◦Augmenting our PeopleManagement dedicated on-site contingent workforce management is Stafftrack®. Stafftrack is a proprietary hiring and workforce management software that enables us to recruit and connect the best candidates with on-site assignments. Stafftrack has robust, near real-time analytics that drive dynamic supply chain and workforce strategies, which allow clients faster, more precise hiring and help drive operational improvements and efficiencies. The Stafftrack associate mobile app provides associates the ability to search for a job, view schedules, add shifts, receive real-time notifications, and earn perks through our Stafftrack Rewards program, which incentivizes associates for perfect attendance and referrals. We continue to expand functionality within Stafftrack to further enhance our client and associate experience.
◦Our Centerline Mobile app provides our drivers with access to information on-the-go including schedules, pay information, job extension requests and access to our Respect the Drive driver engagement program, which tracks milestone accomplishments for hours worked. We continue to expand and build functionality within the mobile app to enhance the overall driver experience.
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
•Our RPO business continues to leverage our strong brand and innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We will continue to focus our sales and marketing efforts to reach new clients as the demand for outsourced recruiting support increases.
COMPETITION
Contingent staffing services
The staffing industry is large and highly fragmented with large publicly-held companies as well as privately-owned companies on a national, regional and local level. No single company has a dominant share of the industry. We compete primarily with local and regional companies, as well as internet-based companies providing a variety of flexible workforce solutions. The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the clients’ needs. The most significant competitive factors are price, ability to promptly fill client orders, success in meeting clients’ expectations of recruiting qualified associates, quality of client and associate technology tools, and appropriately addressing client service issues.
Staffing companies compete both to recruit and retain a supply of associates, and to attract and retain clients who will utilize these associates. Client demand for contingent staffing services is dependent on the overall strength of the economy, specific industry and sector performance, and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry, whereas, during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset the increased costs of doing business, some of which include increased associate wages, workers’ compensation costs, unemployment insurance and health care.
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

Page - 7

Human resource outsourcing
Our strongest competitors are companies who specialize in RPO services, as well as companies who offer broader human resource outsourcing solutions, which include RPO services. No single provider dominates the market. Competition also includes companies that choose to perform recruiting in-house. The most significant competitive factors for RPO services are the ability to attract top talent, reduce cost per hire, improve retention, deploy best-in-class technology solutions and improve employment branding. Important factors for success in RPO services include the ability to add significant scalability to a client’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring; the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees; and the ability to source the most attractive talent at the best price. Our tailored solutions, client partnerships, proprietary technologies and service delivery are key differentiators from many of our competitors.
CLIENTS
Our clients range from small businesses to Fortune 100 companies.
During fiscal 2022, we served approximately 84,000 clients in industries including construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality and general labor. Our ten largest clients accounted for 19.2% of total revenue for fiscal 2022, 17.2% for fiscal 2021 and 19.0% for fiscal 2020. Our single largest client for fiscal 2022 accounted for 3.1% of total company revenue.
No single client represented more than 10.0% of total company revenue for fiscal 2022, 2021 or 2020.
CYCLICAL AND SEASONAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Clients tend to use a contingent workforce to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. As a consequence, our revenue from services tends to increase quickly when the economy begins to grow. Conversely, our revenue from services decreases quickly when the economy begins to weaken and contingent staff positions are eliminated, permanent hiring is frozen, and turnover replacement diminishes.
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
HUMAN CAPITAL MANAGEMENT
Our employees
We believe our success as a company depends on our ability to attract, develop and retain talented employees. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. As of December 25, 2022, we employed approximately 6,500 full-time equivalent (“FTE”) employees. We have approximately 4,900 FTE employees in North America, of which approximately 96% are in the U.S., 1,200 FTE employees in Asia Pacific, and 400 FTE employees in Europe. None of our permanent employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are in good standing, as evidenced by our semi-annual employee engagement survey results. Our Compensation Committee of the Board of Directors regularly receives reports regarding the progress on our key human capital initiatives. These reports inform discussions regarding the development, retention and engagement of our employees. Some of our key human capital management initiatives are discussed below.

Page - 8

Values and ethics
Our commitment to certain core values are what we believe attract and more importantly retain individuals who live these values. Our values are:
•Be Optimistic – We believe there is a solution to every problem. By being innovative and working together, we can find new ways to get results.
•Be Passionate – We believe in what we do, are committed to doing good, and will go above and beyond the call of duty for our clients and workers.
•Be Accountable – We empower our people to take personal responsibility and make an impact.
•Be Respectful – We listen and learn from each other, embrace diverse views and experiences, and know that finding successful solutions comes from working together.
•Be True – We are true to who we are and what our clients need.
In addition to our values, our Code of Conduct & Business Ethics (the “Code”) describes the expectations we hold for each employee, from our commitment to treat each other kindly to our zero tolerance for fraud, bribery or corruption. It reflects who we are, how we work, and is based on our core values and the law. The Code applies to members of the Board of Directors (the “Board”), officers and all other employees who work for TrueBlue and its affiliates worldwide. We require all of our employees to complete our Code training, as well as courses about sexual harassment awareness and prevention.
Culture and engagement
We believe a strong corporate culture includes an emphasis on employee engagement. As we have continued to utilize a hybrid work model, we have utilized live and recorded video town hall meetings to ensure employees throughout the company remain engaged, connected to leadership, and focused on our values and business strategies. To assess and improve our culture, we utilize an independent third-party to measure how favorably our employees view our organizational culture and engagement. These surveys include corporate culture assessments, as well as feedback on employee engagement and employee-management relations. The results of these surveys are reported and distributed throughout management and the Board, and are used to create actionable plans to improve employee engagement and retention. Our October 2022 survey achieved an engagement score of 78, consistent with our October 2021 survey, which exceeds the benchmark score of 75 set by the independent third-party survey provider.
Developing our people
In order to retain talented employees, our Full Performance program focuses on personal development and career growth through setting and monitoring performance goals, continuous learning, and the creation of internal career opportunities. Employees create individual development plans, identify specific skill gaps and development goals, and chart a path for career growth. We aim to strengthen skills that transfer across roles, business segments and functions. Managers meet regularly with employees to discuss their plans, and yearly assessments provide a formal process for tracking progress. This standardized process also ensures employees in similar positions are similarly evaluated. To support employee growth, we provide access to a wide range of training courses to enable more effective onboarding, work performance, compliance and advancement of corporate initiatives. This strategy supports our intent to foster a culture that enables all employees to realize their full professional potential and cultivates a qualified network of future leaders. During 2022, our employees completed nearly 37,000 training courses.
Supplementing our Full Performance program, we launched an enterprise-wide Global Mentorship Program in 2020. The program is designed to pair mentees with mentors based on a common area of interest for personal and professional development. In 2022, we introduced the Diversity, Equity & Inclusion stream, which gave employees the opportunity to be paired based on alignment with common personal characteristics.

Page - 9

Diversity, equity and inclusion
We are dedicated to fostering, recognizing and embracing diversity at every level of the organization. Our Chief Executive Officer and executive team are committed to having opportunities and a career path for everyone in the organization. Our Chief Diversity Officer leads the Diversity, Equity & Inclusion Council (the “Council”). The Council is a group of employees across multiple service lines who design and launch initiatives that advance acceptance and foster a diverse and inclusive workplace. The Council sponsors training to build diversity and inclusion awareness, and supports our Employee Resource Groups (“ERGs”).
ERGs are employee-led groups that create opportunities for employees to collaborate based on shared characteristics or life experiences to support each other for enhanced career and personal development. ERGs seek to maximize employee engagement and contribute to our overall business objectives by offering diverse perspectives, networking opportunities and increased cultural awareness. We have eight ERGs for employees sharing similar ethnicity, nationality, gender, or life experience and their respective allies. Through these initiatives, we learn how our differences build stronger teams and how our histories reveal similarities. In 2022, we launched live unconscious bias training for employees facilitated by our Chief Diversity Officer. Our focus on diversity, equity and inclusion creates an environment where every employee can experience merit-based career growth, receive the training and development they need to succeed, gain access to new opportunities, and be their authentic selves.
Today, 75% of our Board is comprised of members from under-represented groups. As of December 25, 2022, approximately 65% of our global FTE employee population and 50% of our directors and above were female. Approximately 50% of our total domestic FTE employee population and 20% of our directors and above consider themselves ethnically diverse. While we believe we have assembled a diverse internal employee workforce, we are committed to making further improvements.
Health and wellness
We provide our employees and their families with flexible health and wellness programs, including competitive benefits. Our benefits include health, dental and vision insurance, health savings and flexible spending accounts, paid time off, family leave, and family care resources.
Our associates
Associates are the individuals who make up our contingent workforce to serve the needs of our staffing clients. We attract our pool of associates through our proprietary mobile apps, online resources, extensive internal databases, advertising, job fairs, community-based organizations and various other methods. We identify the skills, knowledge, abilities and personal characteristics of our associates and match their competencies and capabilities to our clients’ requirements. This enables our clients to obtain immediate value by placing a highly productive employee on the job site. We use a variety of proprietary programs and methods for identifying and assessing the skill level of our associates when selecting a particular individual for a specific assignment and retaining those associates for future assignments. We believe that our programs and methods enable us to offer a higher quality of service by increasing productivity, decreasing turnover, reducing absenteeism and improving associate safety.
Skill development
Associates come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. We act as a bridge to permanent, full-time employment for thousands of associates each year. Associates may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several months or years. We provide our associates meaningful work and the opportunity to improve their skills. Through our Bridges to Work program, we provide work opportunities for individuals that have been under-represented in the workforce, such as the long-term unemployed or those with challenging backgrounds. Through our Work-Up program, we provide skills training and career development for associates. We are considered the legal employer of our associates, and laws regulating the employment relationship are applicable to our operations. We believe we have an overall positive relationship with our associates.

Page - 10

Safety
We remain committed to associate safety. We have developed an integrated risk management program that focuses on loss analysis, education and safety improvement programs to reduce the risk of injury to our associates. We designed an employee incentive compensation program tied to metrics that promote associate safety. We continuously track injuries to our associates at our client job sites across regions, industries and brands to identify trends that allow us to focus our safety resources on the types of jobs that may lead to more injuries. Costs associated with accidents are charged to each branch or location, providing additional incentive to promote safety. We distribute educational materials to our clients and provide safety training to all associates. We also perform client site visits to identify and address specific safety risks unique to an industry or job site.
REGULATION
Our services are subject to a variety of complex federal, state, and foreign laws and regulations. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact on our operating efficiency and effectiveness. Regulatory cost increases are passed through to our clients to the fullest extent possible.
TRADEMARKS
We own several trademarks that are registered with the U.S. Patent and Trademark Office, the European Union Community Trademark Office and numerous individual country trademark offices.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available, free of charge, on our website at www.trueblue.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Corporate Governance Guidelines, Code of Conduct and Business Ethics and Board Committee Charters are also posted to our website. The information on our website is not part of this or any other report we file with, or furnish to, the SEC.

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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. Our profitability is sensitive to decreases in demand. National and global economic activity is slowed by many factors, including rising interest rates, recessionary periods, inflation, political and legislative changes, international conflict or instability, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to the coronavirus pandemic (“COVID-19”) and the resulting supply chain disruptions in the manufacturing and renewable energy sectors we serve. The extent to which global pandemics impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our clients, employees, associates and other partners.
Further deterioration in economic conditions, as a result of COVID-19, global supply chain issues, political instability, rising energy prices, a recession or fear of a recession, and the related governmental responses to these concerns, or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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
The increased use of internet-based and mobile technology is attracting additional technology-oriented companies and resources to our industry. Our associates, candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our associates, candidates and clients. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, associate data analytics and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results may decline materially. Acquiring technological resources and expertise to develop new technologies for our business may require us to incur significant expenses and capital costs. For some solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our business operations could be negatively affected.

Page - 12

We are dependent on obtaining workers’ compensation and other insurance coverage at commercially reasonable terms. Unexpected changes in claim trends on our workers’ compensation or an inability to obtain appropriate insurance coverage may negatively impact our financial condition.
Our contingent staffing services employ associates for which we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with AIG. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. The majority of our collateral is held in trust by a third-party for the payment of these claims. The loss or decline in the value of our collateral could require us to seek additional sources of capital to pay our workers’ compensation claims. As our business grows or financial results deteriorate, we have seen the amount of collateral required increase and the timing of providing collateral accelerate, which could occur again in the future. Resources to meet these requirements may not be available. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.
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
We experience revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are a few clients that exceed 10% of revenues within some of our reportable segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. Reduced demand for our services from larger clients or certain industries, or supply interruptions for manufacturing, have had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

Page - 13

Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed effectively could have an adverse outcome on our business and results of operations.
We have significantly changed our operations and internal processes in recent periods, such as our continued development of technology to leverage our operational effectiveness, and we will continue making similar changes to improve our operational effectiveness. These efforts strain our systems, management, administrative, operations and financial infrastructure. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
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
Our ability to attract and retain clients, associates, candidates and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or prospective clients, associates, candidates and employees. Negative perceptions or publicity regarding our employees, business practices, vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation, including reputational effects of negative social media use by our clients, employees, or associates. Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosures. Our reputation could be associated with our position, or silence, regarding various corporate ESG initiatives, including goals for sustainability, diversity, equity and inclusion. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and harm our business. If any factor, including unethical behavior, illegal conduct, poor performance or negative publicity, whether or not true, hurts our reputation, we may experience negative repercussions which could harm our business.
We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy focuses on driving growth in our PeopleReady, PeopleScout and PeopleManagement business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, or if these strategies fail to address the changing demands of the market, we may not achieve our goal of revenue and profit growth, which could negatively impact financial results.

Page - 14

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
Our Board of Directors (the “Board”) has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price, or we may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase agreement or otherwise. Although the Board has authorized a share repurchase program, the share repurchase program does not obligate the company to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will be determined at management’s discretion and depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Future regulatory action could impact our ability to continue this program or our ability to repurchase shares under the existing program. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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

Page - 15

We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes, a multitude of state and local taxes in the United States of America (“U.S.”), and taxes in foreign jurisdictions. Changes in the mix of our taxable income by jurisdiction could have a material impact on our financial condition or results of operations. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. Taxing authorities may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operation.
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
If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny, a loss of public confidence and litigation. In addition, if we do not maintain adequate financial, technology, and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to decline.
LEGAL AND COMPLIANCE RELATED RISKS
We may experience employment-related claims, commercial indemnification claims and other legal proceedings that could materially harm our business.
We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment, securities law matters, contractual obligations, government inquiries and other claims. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements. Additionally, new employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation.
Certain clients have negotiated broad indemnification provisions regarding the services we provide. In addition, we may have liability to our clients for the action or inaction of our employees that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our associates or arising from our associates’ presence on the client’s job site. We may also incur fines, penalties, and losses that are not covered by insurance or negative publicity with respect to these matters.
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

Page - 16

Our efforts to maintain adequate compliance policies and controls may not prevent violations that could result in significant fines and penalties.
We could be exposed to fines and penalties under U.S., foreign, or local jurisdictions for failure to adequately monitor operating requirements and changes thereto, including rules related to the employment and recruiting of associates and candidates. Failure to comply with laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market, but also on our reputation generally. Although we have implemented policies and procedures designed to monitor and ensure compliance with these various regulations, we cannot be sure that our employees, contractors, vendors, or agents will not violate such policies. Any such violations could materially damage our reputation, brand, business and operating results.
RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and foreign government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace, contingent staffing, the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.
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
We compete to meet our clients’ needs for workforce solutions; therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, position requirements, location, the associated wages and other benefits. Many of these factors are outside of our control, including the reputational effects of unfavorable comments on social media outlets about our business or a work site. When unemployment in the U.S. is low, it is challenging to find sufficient eligible associates and candidates to meet our clients’ orders. Government responses to COVID-19, including generous unemployment benefits, stimulus payments and other direct payments to individuals, negatively impacted our ability to recruit qualified associates and candidates. A return to similar benefits in the future could further negatively impact our ability to recruit qualified associates and candidates.
We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Such a shortage of associates and candidates can increase the cost to employ or recruit these individuals, cause us to be unable to fulfill our clients’ needs, and otherwise negatively impact our business. If general market conditions or wage inflation increase the wage rates required to attract and retain associates, and we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor is increasing its unionization efforts in many of the industries we serve and periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
We operate in a highly competitive industry and may be unable to retain clients, market share or profit margins.
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized companies offering contingent staffing as well as business process outsourcing. Our competitors offer a variety of flexible workforce solutions. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.

Page - 17

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
Our systems and networks, and the systems and networks of our vendors and clients, are vulnerable to computer viruses, malware, hackers and other security issues, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users and coordinated denial-of-services attacks. An increasing remote workforce and flexible workplace practices may increase these risks, for example with the use of home networks that may lack encryption or secure password protection. A material incident involving system failure, data loss or security breach and the resulting could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regularity enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data. We and our vendors have experienced cybersecurity incidents and attacks that have not had a material impact on our business or results of operations; however, there is no assurance that the impacts of any future incidents or attacks will not be material. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cybersecurity will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we or our vendors do not adequately protect the privacy of information could harm our relationship with clients and employees.
Data security, data privacy and data protection laws and other technology regulations increase our costs.
Laws and regulations related to privacy and data protection are evolving and generally becoming more stringent. We may fail to implement practices and procedures that comply with increasing foreign and domestic privacy regulations, such as the General Data Protection Regulations or the California Consumer Privacy Act. Several additional U.S. states and foreign countries where we operate have issued cybersecurity regulations that outline a variety of required security measures for protection of data. These regulations are designed to protect client, candidate, associate, and employee data and require that we meet stringent requirements regarding the handling of personal data, including the use, protection and transfer of personal data. As these laws continue to change, we may be required to make changes to our services, solutions or products to meet the new legal requirements. Changes in these laws may increase our costs to comply as well as our potential costs through higher potential penalties for non-compliance. Failure to protect or implement adequate controls to secure the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
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

Page - 18

Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business applications and services we provide is dependent on reliable technology. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology, data centers, cloud-based environments and other technology. We take various precautions and have enhanced controls around these systems, but information technology systems are susceptible to damage, disruptions, shutdowns, power outages, hardware failures, computer viruses, malicious attacks, telecommunication failures, user errors, catastrophic events or failures during the process of upgrading or replacing software, vendors, or databases. The failure of technology and our applications and services, and our information systems to perform as anticipated could disrupt our business and result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
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
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train, motivate, retain, integrate and provide a safe working environment to a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Delayed expansion, significant increases in employee turnover rates, failure to keep our staff healthy or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.
Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations or harm our business.
We depend on the efforts of our executive officers and certain key personnel. Our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage during a transition. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition. We have recently experienced a CEO transition, and could have additional executive leadership changes as part of our overall succession plans. Such leadership transitions can be inherently difficult to manage, and an inadequate transition could cause disruption to our business, including our relationships with our clients and employees.
Acquisitions may have an adverse effect on our business.
We may continue making acquisitions as part of our business strategy. However this strategy may be impeded and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth.

Page - 19

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
A portion of our business operations and support functions are located outside of the U.S. These international operations are subject to a number of risks, including the effects of global health crises and resulting governmental actions, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We could also be exposed to fines and penalties under U.S. or foreign laws, such as the Foreign Corrupt Practices Act and/or the UK Anti-Bribery Act, which prohibits improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, vendors, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the U.S. resulting from such changes, could adversely affect our operations.
The price of our common stock may fluctuate significantly, which may result in losses for investors.
The market price for our common stock has been and may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including those caused by COVID-19; social unrest; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments; and any major change in our Board, leadership team or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES
We lease building space for all our PeopleReady branches, except for two that we own in Florida. In addition, we lease office spaces to support our PeopleManagement operations and PeopleScout centralized support functions. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. During 2022, the majority of our staffing operations’ employees returned to work in branches or on-site facilities. We continued to utilize a hybrid work model for the majority of our other employees who continue to work-from-home, while utilizing our support center facilities when necessary or beneficial. Management believes all our facilities are currently suitable for their intended use.

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
Holders of the corporation’s common stock
We had approximately 387 shareholders of record as of February 8, 2023. This number does not include shareholders for whom shares were held in “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if dividends were paid, they would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 25, 2022.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
9/26/2022 through 10/23/2022	1,731	$19.08	—	$89.0 million
10/24/2022 through 11/20/2022	1,048	$19.66	—	$89.0 million
11/21/2022 through 12/25/2022	1,846	$21.22	—	$89.0 million
Total	4,625	$20.06	—
(1)During the thirteen weeks ended December 25, 2022, we purchased 4,625 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On January 31, 2022, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of December 25, 2022, $89.0 million remains available for repurchase under the existing authorization.

Page - 21

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 31, 2017 through December 25, 2022, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 31, 2017, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN (1)

Total return analysis	2017	2018	2019	2020	2021	2022
TrueBlue, Inc.	$100	$79	$86	$70	$100	$70
S&P SmallCap 600 Index	100	91	112	125	157	133
S&P 1500 Human Resources and Employment Services Index	100	83	102	105	154	117
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies often reduce their in-house recruiting teams during economic downturns, and turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. In order to competitively differentiate our services in these highly fragmented industries, we are committed to executing our digital strategies, combined with a focus on improving operational efficiencies in order to gain market share. We have implemented these core strategies for each of our business segments: PeopleReady, PeopleScout and PeopleManagement. For additional discussion on our business and strategy, refer to Business, found in Part I, Item 1 of this Annual Report on Form 10-K.
Fiscal 2022 highlights
Total company revenue grew 3.7% to $2.3 billion for the fiscal year ended December 25, 2022, compared to the prior year. Overall growth was driven by increased demand for our services during the first half of the year, partially offset by a decrease in demand during the second half of the year as economic uncertainty grew. Revenue at PeopleReady, our largest segment by revenue, remained relatively unchanged as growth from higher client bill rates and improved worker supply trends were offset by lower client demand due to economic uncertainty. Revenue at PeopleScout, our smallest segment by revenue but largest by segment profit as a percentage of revenue, grew 20.8% driven by higher volumes at existing clients and project work for new clients who were utilizing our services to fulfill short-term hiring needs. Revenue at PeopleManagement, our second largest segment by revenue, grew 3.8%, fueled by demand for commercial trucking services.
Total company gross profit as a percentage of revenue for the fiscal year ended December 25, 2022 improved 90 basis points to 26.7%, compared to 25.8% for the prior year. This increase was primarily driven by the higher rates we bill our clients in our staffing businesses, which have increased ahead of the rates we pay our associates, and lower workers’ compensation costs.
Total company selling, general and administrative (“SG&A”) expense increased 7.8% to $500.7 million for the fiscal year ended December 25, 2022, compared to the prior year. A portion of the increase in SG&A expense was to support revenue growth of 3.7%, with the remaining increase primarily related to costs incurred for investments in technology and the absence of benefits from government incentive programs related to the coronavirus pandemic (“COVID-19”) received in the prior year.
Revenue growth, along with an improvement in gross profit as a percentage of revenue, was offset by additional SG&A expense, which resulted in net income remaining relatively unchanged at $62.3 million for the fiscal year ended December 25, 2022, compared to the prior year.
As of December 25, 2022, we are in a strong financial position with cash and cash equivalents of $72.1 million, no outstanding debt, and $292.8 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $364.9 million.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

(in thousands, except percentages and per share data)	2022	% of revenue	2021	% of revenue
Revenue from services	$2,254,184		$2,173,622

Gross profit	602,144	26.7%	560,320	25.8%
Selling, general and administrative expense	500,686	22.2%	464,322	21.4%
Depreciation and amortization	29,273	1.3%	27,556	1.3%
Income from operations	72,185	3.2%	68,442	3.1%
Interest expense and other income, net	1,231		5,408
Income before tax expense	73,416		73,850
Income tax expense	11,143		12,216
Net income	$62,273	2.8%	$61,634	2.8%

Net income per diluted share	$1.86		$1.74
Revenue from services

(in thousands, except percentages)	2022	Growth %	Segment % of total	2021	Segment % of total
Revenue from services:
PeopleReady	$1,272,852	0.2%	56.5%	$1,270,928	58.5%
PeopleScout	317,518	20.8	14.1	262,953	12.1
PeopleManagement	663,814	3.8	29.4	639,741	29.4
Total company	$2,254,184	3.7%	100.0%	$2,173,622	100.0%
Total company revenue grew 3.7% to $2.3 billion for the fiscal year ended December 25, 2022, compared to the prior year. Overall growth was driven by higher client bill rates and improved worker supply trends within our staffing businesses, which includes our PeopleReady and PeopleManagement segments, as well as increased demand for our services during the first half of the year. This growth was partially offset by a decrease in demand for our services during the second half of the year as economic uncertainty grew.
PeopleReady
PeopleReady revenue was relatively unchanged at $1.3 billion for the fiscal year ended December 25, 2022, compared to the prior year. PeopleReady experienced improving client demand across most geographies during the first half of the year, and benefited from improvements in worker supply trends, job order fill rates, and client bill rates. These improvements were offset by a decline in demand during the second half of the year, as some clients reduced volumes or paused the use of variable labor to supplement their core workforce as economic uncertainty grew.
We believe our revenue results have been supported by the use of our JobStackTM mobile app that digitally connects associates with work. During fiscal 2022, PeopleReady associates completed approximately 3.4 million shifts that were dispatched via JobStack, which represented 64% of all completed shifts. During fiscal 2021, 58% of completed shifts were dispatched via JobStack.
PeopleScout
PeopleScout revenue grew 20.8% to $317.5 million for the fiscal year ended December 25, 2022, compared to the prior year. Revenue growth was stimulated by historically high client employee turnover rates during the first half of the year, creating increased demand at existing clients and project work for new clients who utilized our services to fulfill short-term hiring needs. During the second half of the year, many clients reduced hiring as a result of uncertainty in the economic environment.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew 3.8% to $663.8 million for the fiscal year ended December 25, 2022, compared to the prior year. PeopleManagement’s revenue growth was driven by demand for commercial driving services, as well as existing client growth despite challenges in the global supply chain during the first half of the year.
Gross profit

(in thousands, except percentages)	2022	2021
Gross profit	$602,144	$560,320
Percentage of revenue	26.7%	25.8%
Gross profit as a percentage of revenue expanded 90 basis points to 26.7% for the fiscal year ended December 25, 2022, compared to 25.8% for the prior year. Our staffing businesses contributed 100 basis points of expansion, of which 60 basis points were attributable to higher client bill rates, which have increased ahead of associate pay rates. An additional 50 basis points were attributable to lower workers’ compensation costs from a combination of favorable development on prior year reserves and fewer workplace injuries. This expansion was partially offset by a contraction of 10 basis points, due to an unfavorable revenue shift toward our lower margin staffing businesses. Our PeopleScout business contributed the remaining 10 basis points of contraction due to unfavorable changes in client mix.
Selling, general and administrative expense

(in thousands, except percentages)	2022	2021
Selling, general and administrative expense	$500,686	$464,322
Percentage of revenue	22.2%	21.4%
Total company SG&A expense increased by $36.4 million or 7.8% for the fiscal year ended December 25, 2022, compared to the prior year. Employee compensation and other variable costs incurred to support revenue growth of 3.7%, represented approximately $21 million of the increase. SG&A expense in the current year included $7.9 million of expense related to investments to upgrade our PeopleReady technology platform to better support our digital strategy, while the prior year included $1.3 million. Also included in the current year were $4.2 million in accelerated costs related to exiting non-critical software contracts. These increases were partially offset by the reversal of $3.3 million in accrued compensation costs related to the resignation of our former Chief Executive Officer. In the prior year, SG&A expense included benefits of $3.9 million for Canadian subsidies we received related to COVID-19 relief and a realized gain of $2.9 million related to the final conversion of available-for-sale investments to company-owned life insurance policies to fund our deferred compensation plan.
Depreciation and amortization

(in thousands, except percentages)	2022	2021
Depreciation and amortization	$29,273	$27,556
Percentage of revenue	1.3%	1.3%
Depreciation and amortization increased primarily due to certain assets placed into service during fiscal 2022 and 2021, partially offset by other assets becoming fully amortized during those years.
Income taxes
The income tax expense and the effective income tax rate were as follows:

(in thousands, except percentages)	2022	2021
Income tax expense	$11,143	$12,216
Effective income tax rate	15.2%	16.5%
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

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

example, the impact of tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
The items creating differences between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2022	%	2021	%
Income tax expense based on statutory rate	$15,417	21.0%	$15,508	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,008	4.1	3,548	4.8
Hiring tax credits, net	(7,911)	(10.8)	(7,582)	(10.3)
CARES Act (1)	—	—	(468)	(0.6)
Uncertain tax positions	(1,336)	(1.8)	(391)	(0.5)
Non-deductible and non-taxable items	1,377	1.9	589	0.8
Foreign taxes	654	0.9	211	0.3
Other, net	(66)	(0.1)	801	1.0
Total tax expense	$11,143	15.2%	$12,216	16.5%
(1)The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") enacted in the U.S. on March 27, 2020.
Our effective tax rate for the fiscal year ended December 25, 2022 was 15.2% compared to 16.5% for the prior year. The lower effective tax rate in the current year was primarily due to changes in uncertain tax positions. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate include benefits of hiring tax credits, partially offset by state and foreign income taxes, and certain non-deductible market losses related to company-owned life insurance policies.
See Note 1: Summary of Significant Accounting Policies and Note 12: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.
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
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

(in thousands, except percentages)	2022	2021
Revenue from services	$1,272,852	$1,270,928
Segment profit	$87,743	$82,398
Percentage of revenue	6.9%	6.5%
PeopleReady segment profit grew 6.5% or $5.3 million and improved as a percentage of revenue for the fiscal year ended December 25, 2022, compared to the prior year. PeopleReady segment profit benefited from higher client bill rates, which have increased ahead of associate pay rates, lower workers’ compensation costs from a combination of favorable development on prior year reserves and fewer workplace injuries, partially offset by investments we made to attract and retain employees.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout segment performance was as follows:

(in thousands, except percentages)	2022	2021
Revenue from services	$317,518	$262,953
Segment profit	$44,771	$36,163
Percentage of revenue	14.1%	13.8%
PeopleScout segment profit grew 23.8% or $8.6 million and improved as a percentage of revenue for the fiscal year ended December 25, 2022, compared to the prior year. Historically high client employee turnover rates at existing clients during the first half of the year drove higher volumes and operating leverage due to improved recruiter utilization, but was offset by operational deleveraging as volumes and revenue declined towards the end of the year.
PeopleManagement segment performance was as follows:

(in thousands, except percentages)	2022	2021
Revenue from services	$663,814	$639,741
Segment profit	$15,811	$13,196
Percentage of revenue	2.4%	2.1%
PeopleManagement segment profit grew 19.8% or $2.6 million and improved as a percentage of revenue for the fiscal year ended December 25, 2022, compared to the prior year. Segment profit growth was due to favorable business mix towards commercial driving services, favorable client mix within our On-Site operating segment toward our higher margin, productivity-based (cost-per-unit) pricing option, and lower recruiting and candidate marketing costs as the labor market improved.
FISCAL 2021 AS COMPARED TO FISCAL 2020
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 26, 2021 for discussion of fiscal 2021 compared to fiscal 2020.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We expect revenue for the fiscal first quarter of 2023 to decline between 18% and 13% as compared to the same period in the prior year, due to the continuation of lower demand for our services as we experienced during the last half of fiscal 2022. Higher revenue in the first quarter of 2022 within our PeopleReady segment was driven by a high volume of retail project work and above average results in our existing client base as businesses found themselves in desperate need of labor during the peak of the post-COVID recovery. The absence of this demand surge during the fiscal first quarter of 2023 is expected to account for approximately 7% of the total company revenue decline compared to the prior year.
•We anticipate gross margin expansion to be between 70 and 110 basis points for the fiscal first quarter of 2023, compared to the same period in prior year, driven by lower workers’ compensation costs and continued favorable spreads between client bill rates and associate pay rates within our contingent staffing businesses. We anticipate gross margin to hold relatively steady for fiscal 2023, between a contraction of 30 and an expansion of 30 basis points.
•For the fiscal first quarter of 2023, we anticipate SG&A expense to be between $120 million and $124 million. For fiscal 2023, we anticipate SG&A expense to be between $499 million and $505 million. We will continue to make investments in sales resources and innovative technology to drive profitable revenue growth.
•We expect basic weighted average shares outstanding to be approximately 33 million for the fiscal first quarter of 2023. This expectation does not include the impact of potential share repurchases.
•We expect our effective income tax rate for fiscal 2023 to be between 10% and 14%.
•Fiscal 2023 will include a 53rd week, which we expect will add between $22 million and $27 million in revenue, but is not expected to contribute significant net income due to it falling during a low point between the Christmas and New Year holidays.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal first quarter of 2023 are expected to be approximately $11 million, and between $36 million and $40 million for fiscal 2023. We remain committed to technological innovation to transform our business for a digital future. We continue to make investments in online and mobile apps to improve access to associates and candidates, as well as improve the speed and ease of connecting them with our clients. We expect these investments will increase the competitive differentiation of our services over the long term and improve the efficiency of our service delivery. Examples include PeopleReady’s JobStack mobile app and PeopleScout’s AffinixTM talent acquisition technology.
LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of December 25, 2022, we had $72.1 million in cash and cash equivalents. We also had $292.8 million available under our $300 million Revolving Credit Facility, as $7.2 million was utilized by outstanding standby letters of credit. We have an option to increase the total line of credit amount from $300 million to $450 million, subject to bank approval.
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

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

We continue to make investments in online and mobile apps to increase the competitive differentiation of our services over the long term and improve the efficiency of our service delivery model. In addition, we continue to transition our back-office technology from on-premise software platforms to cloud-based software solutions, to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”), and are used to pay workers’ compensation claims as they are filed. See Note 6: Workers' Compensation Insurance and Reserves, and Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our workers’ compensation program as well as the restricted cash and investments held in Trust.
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
Total collateral commitments decreased $3.1 million during the fiscal year ended December 25, 2022 primarily due to lower collateral requirements from our insurance carriers and the use of collateral to satisfy workers’ compensation claims. See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associates’ safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates diminishes.
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
A summary of our cash flows for each period are as follows:

	Fifty-two weeks ended
(in thousands)	Dec 25, 2022	Dec 26, 2021
Net cash provided by operating activities	$120,503	$20,440
Net cash used in investing activities	(20,945)	(16,220)
Net cash used in financing activities	(64,692)	(19,126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,420)	(521)
Net change in cash, cash equivalents and restricted cash	$32,446	$(15,427)

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from operating activities
Cash provided by operating activities consists of net income adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
As client demand for our services declines, as was the case during the second half of fiscal 2022 as economic uncertainty rose, the result is a deleveraging of accounts receivable and accounts payable. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash provided by accounts receivable collections through deleveraging during fiscal year ended December 25, 2022 was the primary driver in the increase in net cash provided by operating activities. This was partially offset by net cash used for payments on accounts payable and accrued expenses, as well as net cash used for payments of accrued wages and benefits primarily due to the timing and amount of annual bonus payments to employees and COVID-19 government assistance.
For the fiscal year ended December 26, 2021, higher revenue during the peak of the post-COVID recovery, as well as an increase in our days sales outstanding of 3.6 days compared to the prior year-end, resulted in net cash used by accounts receivable. During the same period, net cash was used to repay deferred employer payroll taxes as allowed by the CARES Act.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Net cash used in investing activities increased during the fiscal year ended December 25, 2022, as compared to the fiscal year ended December 26, 2021, as the prior year included a net cash inflow of $4.1 million related to the final conversion of available-for-sale investments to company-owned life insurance policies to fund our deferred compensation plan.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plans.
Net cash used in financing activities during the fiscal year ended December 25, 2022 was primarily due to the repurchase of $60.9 million of our common stock in the open market. During the fiscal year ended December 26, 2021, we repurchased $16.7 million of our common stock in the open market. As of December 25, 2022, $89.0 million remains available for repurchase under existing authorizations.
FISCAL 2021 AS COMPARED TO FISCAL 2020
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 26, 2021 for discussion of fiscal 2021 compared to fiscal 2020.
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

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Workers’ compensation reserve
We maintain reserves for workers’ compensation claims, including the estimated expenses related to claims above our self-insured limits (“excess claims”), using actuarial estimates of the future cost of claims and related expenses. These estimates include claims that have been reported but not settled and claims that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceed the amount estimated, additional reserves may be required. Changes in reserve estimates are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
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
There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix, which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. For fiscal 2022 claims, a 5% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $2 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.
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
•type and location of work performed;
•impact of safety initiatives; and
•positive or adverse development of claims.
Accounts receivable allowance for credit losses
We establish an estimate for the allowance for credit losses resulting from the failure of our clients to make required payments by applying an aging schedule to pools of assets with similar risk characteristics. Based on an analysis of the risk characteristics of our clients and associated receivables, we have concluded our pools are as follows:
•PeopleReady and Centerline Drivers (“Centerline”) have a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable.
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

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to December 25, 2022. Accordingly, no impairment loss was recognized during fiscal 2022.
There was no goodwill impairment charge recorded during fiscal 2021. During fiscal 2020, we recorded an impairment charge of $140.5 million with respect to our PeopleScout RPO, PeopleScout MSP and PeopleManagement On-Site reporting units. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2020 goodwill impairments.
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
We performed our annual impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of our indefinite-lived intangible assets exceeded their carrying value and were not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to December 25, 2022. Accordingly, no impairment loss was recognized during fiscal 2022.
No impairment charge was recorded during fiscal 2021 or 2020.
Finite-lived intangible assets and other long-lived assets
We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. Important factors that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment charge is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment charge is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

No impairment charge was recorded during fiscal 2022 or 2021. During fiscal 2020, we recorded a non-cash impairment charge for our PeopleScout RPO and PeopleManagement On-Site client relationship intangible assets of $34.7 million. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2020 intangible asset impairments.
Estimated contingent legal and regulatory liabilities
We are subject to compliance audits by federal, state, local and foreign authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We have established reserves for contingent legal and regulatory liabilities. We record a liability when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. To the extent that an insurance company or other third-party is legally obligated to reimburse us for a liability, we record a receivable for the amount of the probable reimbursement. We evaluate our estimated liability regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the period in which the estimate changes.
Income taxes and related valuation allowances
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted, and results of recent operations. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized. Based on our deferred tax asset realizability analysis, we have determined that a valuation allowance is appropriate for certain tax credits and net operating losses (“NOLs”) that we expect will not be utilized within the permitted carryforward periods as of December 25, 2022 and December 26, 2021. See Note 12: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our current valuation allowance.
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

Page - 34

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

Page - 35

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 25, 2022 and December 26, 2021, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 25, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Workers’ Compensation Claims Reserves - Refer to Note 1 and Note 6 to the Financial Statements
Critical Audit Matter Description
The Company bears the financial responsibility for a significant portion of expected losses under its workers’ compensation program and records reserves for workers’ compensation claims based on estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The determination of the undiscounted reserve requires significant estimates and assumptions related to the future cost of claims and related expenses for claims that have been reported but not settled, as well as those that have been incurred but not reported. The undiscounted workers’ compensation reserve was $270.5 million as of December 25, 2022.
Given the fact that changes in actuarial assumptions could have a significant impact on the reserve, auditing management judgments regarding the workers’ compensation reserve, including estimates of the future cost of claims and related expenses, involved a high degree of auditor judgment, including the need to involve our actuarial specialists.

Page - 36

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
•With the assistance of our actuarial specialists, we developed independent estimates of the undiscounted workers’ compensation reserve and compared our estimates to the Company’s undiscounted workers’ compensation reserve.
/s/ Deloitte & Touche, LLP
Seattle, Washington
February 15, 2023
We have served as the Company’s auditor since 2009.

Page - 37

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)	December 25, 2022	December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$72,054	$49,896
Accounts receivable, net of allowance of $3,212 and $6,687	314,275	353,882
Prepaid expenses and other current assets	32,530	31,614
Income tax receivable	11,353	9,681
Total current assets	430,212	445,073
Property and equipment, net	95,823	88,090
Restricted cash and investments	213,734	221,026
Deferred income taxes, net	25,842	29,330
Goodwill	93,784	94,538
Intangible assets, net	16,205	22,211
Operating lease right-of-use assets, net	50,823	55,197
Workers’ compensation claims receivable, net	75,185	61,386
Other assets, net	17,800	16,375
Total assets	$1,019,408	$1,033,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$76,644	$77,172
Accrued wages and benefits	92,237	100,173
Income tax payable	1,137	—
Current portion of workers’ compensation claims reserve	50,005	61,596
Current operating lease liabilities	11,963	12,097
Other current liabilities	10,889	7,508
Total current liabilities	242,875	258,546
Workers’ compensation claims reserve, less current portion	201,005	194,598
Long-term deferred compensation liabilities	26,213	28,806
Long-term operating lease liabilities	50,601	54,927
Other long-term liabilities	2,399	3,282
Total liabilities	523,093	540,159

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 32,730 and 34,861 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,018)	(15,747)
Retained earnings	516,332	508,813
Total shareholders’ equity	496,315	493,067
Total liabilities and shareholders’ equity	$1,019,408	$1,033,226
See accompanying notes to consolidated financial statements

Page - 38

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)	2022	2021	2020
Revenue from services	$2,254,184	$2,173,622	$1,846,360
Cost of services	1,652,040	1,613,302	1,405,715
Gross profit	602,144	560,320	440,645
Selling, general and administrative expense	500,686	464,322	408,307
Depreciation and amortization	29,273	27,556	32,031
Goodwill and intangible asset impairment charge	—	—	175,189
Income (loss) from operations	72,185	68,442	(174,882)
Interest expense and other income, net	1,231	5,408	1,620
Income (loss) before tax expense (benefit)	73,416	73,850	(173,262)
Income tax expense (benefit)	11,143	12,216	(31,421)
Net income (loss)	$62,273	$61,634	$(141,841)

Net income (loss) per common share:
Basic	$1.89	$1.77	$(4.01)
Diluted	$1.86	$1.74	$(4.01)

Weighted average shares outstanding:
Basic	32,889	34,798	35,365
Diluted	33,447	35,434	35,365

Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,271)	$(919)	$(1,590)
Total other comprehensive income (loss), net of tax	(4,271)	(919)	(1,590)
Comprehensive income (loss)	$58,002	$60,715	$(143,431)
See accompanying notes to consolidated financial statements

Page - 39

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 29, 2019	38,593	$1	$639,210	$(13,238)	$625,973
Net loss	—	—	(141,841)	—	(141,841)
Foreign currency translation adjustment	—	—	—	(1,590)	(1,590)
Purchases and retirement of common stock	(3,557)	—	(52,346)	—	(52,346)
Issuances under equity plans, including tax benefits	429	—	(1,517)	—	(1,517)
Stock-based compensation	28	—	9,113	—	9,113
Change in accounting standard cumulative-effect adjustment	—	—	(602)	—	(602)
Balances, December 27, 2020	35,493	1	452,017	(14,828)	437,190
Net income	—	—	61,634	—	61,634
Foreign currency translation adjustment	—	—	—	(919)	(919)
Purchases and retirement of common stock	(620)	—	(16,678)	—	(16,678)
Issuances under equity plans, including tax benefits	(12)	—	(2,103)	—	(2,103)
Stock-based compensation	—	—	13,943	—	13,943
Balances, December 26, 2021	34,861	1	508,813	(15,747)	493,067
Net income	—	—	62,273	—	62,273
Foreign currency translation adjustment	—	—	—	(4,271)	(4,271)
Purchases and retirement of common stock	(2,234)	—	(60,939)	—	(60,939)
Issuances under equity plans, including tax benefits	103	—	(3,502)	—	(3,502)
Stock-based compensation	—	—	9,687	—	9,687
Balances, December 25, 2022	32,730	$1	$516,332	$(20,018)	$496,315
See accompanying notes to consolidated financial statements

Page - 40

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$62,273	$61,634	$(141,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,273	27,556	32,031
Goodwill and intangible asset impairment charge	—	—	175,189
Provision for credit losses	4,462	6,493	6,300
Stock-based compensation	9,687	13,943	9,113
Deferred income taxes	3,933	752	(26,791)
Non-cash lease expense	12,920	14,446	15,195
Other operating activities	7,862	(1,968)	(686)
Changes in operating assets and liabilities
Accounts receivable	34,765	(81,616)	57,146
Income taxes receivable and payable	(2,665)	1,602	(1,122)
Operating lease right-of-use asset	118	8,080	—
Other assets	(16,142)	(13,715)	(2,124)
Accounts payable and other accrued expenses	(1,501)	16,425	(6,561)
Other accrued wages and benefits	(7,938)	34,581	(2,012)
Deferred employer payroll taxes	—	(57,065)	57,065
Workers’ compensation claims reserve	(5,184)	701	(125)
Operating lease liabilities	(13,052)	(13,457)	(14,562)
Other liabilities	1,692	2,048	(3,684)
Net cash provided by operating activities	120,503	20,440	152,531
Cash flows from investing activities:
Capital expenditures	(30,626)	(35,006)	(27,066)
Payments for company-owned life insurance	—	(4,000)	(12,031)
Proceeds from company-owned life insurance	—	832	—
Purchases of restricted available-for-sale investments	—	(43)	(2,896)
Sales of restricted available-for-sale investments	—	7,333	12,311
Purchases of restricted held-to-maturity investments	(18,031)	(9,411)	(32,495)
Maturities of restricted held-to-maturity investments	27,712	23,935	27,561
Other	—	140	205
Net cash used in investing activities	(20,945)	(16,220)	(34,411)
Cash flows from financing activities:
Purchases and retirement of common stock	(60,939)	(16,678)	(52,346)
Net proceeds from employee stock purchase plans	980	1,135	922
Common stock repurchases for taxes upon vesting of restricted stock	(4,480)	(3,238)	(2,438)
Net change in revolving credit facility	—	—	(37,100)
Other	(253)	(345)	(1,540)
Net cash used in financing activities	(64,692)	(19,126)	(92,502)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,420)	(521)	623
Net change in cash, cash equivalents and restricted cash	32,446	(15,427)	26,241
Cash, cash equivalents and restricted cash, beginning of period	103,185	118,612	92,371
Cash, cash equivalents and restricted cash, end of period	$135,631	$103,185	$118,612
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,123	$1,425	$3,149
Income taxes	9,980	9,773	(3,441)
Operating lease liabilities	15,964	16,590	16,995
Non-cash transactions:
Property and equipment purchased but not yet paid	$4,502	$3,949	$1,347
Right-of-use assets obtained in exchange for new operating lease liabilities	9,637	11,878	38,847

See accompanying notes to consolidated financial statements

Page - 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We serve clients in a wide variety of industries through our PeopleReady segment which offers general, industrial and skilled trade staffing, our PeopleManagement segment which offers contingent, on-site industrial staffing and commercial driver services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”) and managed service provider (“MSP”) solutions.
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
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates in our financial statements include, but are not limited to, acquisition method of accounting, allowance for credit losses, estimates for asset and goodwill impairments, stock-based performance awards, assumptions underlying self-insurance reserves, contingent legal, regulatory and government incentive liabilities, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.
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
We primarily record revenue on a gross basis as a principal on the Consolidated Statements of Operations and Comprehensive Income (Loss) based upon the following key factors:
•We maintain the direct contractual relationship with the client and are responsible for fulfilling the service promised to the client.
•We demonstrate control over the services provided to our clients.
•We establish our billing rates.

Page - 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent staffing
We recognize revenue for our PeopleReady and PeopleManagement contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to collect in exchange for our services, which is generally calculated as hours worked multiplied by the agreed-upon hourly bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We incur immaterial costs to obtain our contingent staffing contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense these costs as incurred. Also, we incur immaterial costs to fulfill some contingent staffing contracts, which are expensed as incurred.
Human resource outsourcing
We primarily recognize revenue for our PeopleScout outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We incur immaterial costs to obtain our outsourced recruitment of permanent employee contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense these costs as incurred. Also, we incur immaterial costs to fulfill these contracts, which are expensed as incurred.
Unsatisfied performance obligations
As a practical expedient, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an expected original duration of one year or less and (ii) contracts for which we recognize revenue at an amount for which we have the right to invoice for services performed.
Cost of services
Cost of services refers to costs directly associated with the earning of revenue and primarily includes wages, payroll taxes, benefits, and workers’ compensation expenses for our associates and employees involved with the delivery of our services. These costs differ fundamentally from selling, general and administrative ("SG&A") expenses in that they arise specifically from the action of providing services to clients, whereas SG&A costs are incurred regardless of whether or not we provide service to our clients.
Advertising costs
Advertising costs consist primarily of print, digital and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in SG&A were $12.5 million, $9.7 million and $5.5 million in fiscal 2022, 2021 and 2020, respectively.
Cash, cash equivalents and marketable securities
We consider all highly liquid instruments purchased with an original maturity of three months or less at date of purchase to be cash equivalents. Investments with original maturities greater than three months are classified as marketable securities. We do not buy and hold securities principally for the purpose of selling them in the near future. Our investment policy is focused on the preservation of capital, liquidity and return. From time to time, we may sell certain securities but the objective is not to generate profits on short-term differences in price. We manage our cash equivalents and marketable securities as a single portfolio of highly liquid securities. We have not experienced any losses related to these balances, and we believe credit risk to be minimal.
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
•PeopleReady and Centerline Drivers (“Centerline”) have a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable.
•PeopleManagement On-Site has a smaller number of clients, and follows a contractual billing schedule. The invoice amounts are higher than that of PeopleReady and Centerline, with longer payment terms.

Page - 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying value of our cash and cash equivalents and restricted cash approximates fair value because of the short-term maturity of those instruments. We hold money market funds to support our workers’ compensation program, which are carried at fair value based on quoted market prices in active markets for identical assets. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
The carrying value of our accounts receivable, accounts payable and other accrued expenses, and accrued wages and benefits approximates fair value due to their short-term nature. We hold company-owned life insurance policies that fund our deferred compensation liability. Company-owned life insurance policies are carried at cash surrender value, which approximates fair value. We hold certain restricted investments to collateralize our workers’ compensation programs, which are classified as held-to-maturity and carried at amortized cost on our Consolidated Balance Sheets. We determine the fair value of these restricted investments based on comparisons to similar financial instruments or financial models based on observable inputs to arrive at consensus pricing.
Certain items such as goodwill and other intangible assets are recognized or disclosed at fair value on a non-recurring basis. We typically determine the fair value of these items using internal estimates and assumptions that market participants would use in pricing the asset or liability.

Page - 44

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
Leases
We conduct our PeopleReady branch operations primarily from leased locations. We also lease office spaces for our other operations, centralized support functions, office equipment, and machinery for use at client sites. Many leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. The terms of our lease agreements generally range from three to five years, with some as high as 15 years and many containing options to renew. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice.
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

Page - 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to December 25, 2022. Accordingly, no impairment loss was recognized for the fiscal year ended December 25, 2022.
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
We performed our annual impairment test as of the first day of our fiscal second quarter of 2022. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of our indefinite-lived intangible assets exceeded their carrying value and were not impaired. As such, it was not necessary to perform a quantitative impairment analysis. Additionally, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the period from March 28, 2022 to December 25, 2022. Accordingly, no impairment loss was recognized for the fiscal year ended December 25, 2022.

Page - 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other long-lived assets
We have finite-lived intangible assets related to acquired company customers, trade names/trademarks, and technology, as well as purchased trade names/trademarks. There were no long-lived asset impairment charges recorded during the fiscal year ended December 25, 2022.
We capitalize implementation costs incurred in a cloud computing arrangement that is a service contract. Capitalized implementation costs are recorded in both prepaid expenses and other current assets, and in other assets, net on our Consolidated Balance Sheets, depending on the timing of future amortization. The related amortization expense is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the fixed, non-cancelable term of the associated arrangement plus any reasonably certain renewal periods. License fees incurred during the development period are expensed as incurred.
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
•type and location of work performed;
•impact of safety initiatives; and
•positive or adverse development of claims.

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
Legal contingency reserves and regulatory liabilities
We are subject to compliance audits by federal, state, local and international authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. In addition, we are subject to legal proceedings in the ordinary course of our operations. We establish accruals for contingent legal and regulatory liabilities when management determines that it is probable that a legal claim will result in an adverse outcome and the amount of liability can be reasonably estimated. We evaluate our reserve regularly throughout the year and make adjustments as needed. If the actual outcome of these matters is different than expected, an adjustment is charged or credited to expense in the period the outcome occurs or the estimate changes.

Page - 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted, and results of recent operations. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized.
Our liability for unrecognized tax benefits is recorded in other long-term liabilities on our Consolidated Balance Sheets. We recognize interest and penalties related to unrecognized tax benefits within income tax expense on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets.
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
The current portion of the deferred compensation liability is included in accrued wages and benefits on our Consolidated Balance Sheets. The total deferred compensation liability is funded through company-owned life insurance policies recorded in restricted cash and investments on our Consolidated Balance Sheets. The carrying value of company-owned life insurance policies is based on the cash surrender value of the policies and, accordingly, approximates fair value. Changes in the cash surrender value of the company-owned life insurance policies are recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to 2022, we also held mutual funds and money market funds to support the deferred compensation liability, which were measured at fair value, with unrealized gains and losses recognized in SG&A expense, while realized gains and losses were recorded in interest expense and other income, net on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 26, 2021, all of the mutual funds and money market funds had been converted into company-owned life insurance policies.
Stock-based compensation
Under various plans, our Board of Directors (the “Board”), executive officers and key employees may receive grants of nonqualified and incentive stock options, restricted stock awards, performance share units, restricted stock units or stock appreciation rights (collectively, “stock-based awards”). We also have an employee stock purchase plan (“ESPP”).
Compensation expense for stock-based awards is generally recognized on a straight-line basis over the vesting period, based on our stock’s fair market value on the grant date. For performance share unit grants issued with performance conditions, compensation expense is recognized over each vesting period based on assessment of the likelihood of meeting these conditions. We recognize forfeitures as they occur.
Foreign currency
Our financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period.

Page - 48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive loss on our Consolidated Statements of Operations and Comprehensive Income (Loss), when applicable.
Revenue and expense transactions denominated in a currency other than our functional currency are converted to our functional currency using the exchange rate on the transaction date. Gains or losses resulting from these transactions are included in interest expense and other income, net on our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Net income per share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares include the dilutive effects of vested and non-vested restricted stock, performance share units, and shares issued under the ESPP, except where their inclusion would be anti-dilutive.
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
Government assistance
There is limited U.S. GAAP accounting guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer. We are permitted to utilize other accounting standards, and have elected to analogize to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we recognize government assistance on a systematic basis over the periods in which we recognize the related costs for which the grant is intended to compensate, but only when there is reasonable assurance we will comply with all conditions attached to the grant and there is reasonable assurance the assistance will be received. We have interpreted “reasonable assurance” to mean “probable,” as defined in loss contingencies guidance in U.S. GAAP.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provided payroll tax credits to eligible employers to address the negative economic impacts of the COVID-19 outbreak. Also during fiscal 2020, the Canadian and Australian governments enacted subsidy programs to help employers offset a portion of wage and rent expenses for a limited period. During fiscal 2021, Canadian subsidies reduced operating expenses by $3.9 million on our Consolidated Statement of Operations and Comprehensive Income (Loss). During 2020, U.S., Canadian and Australian government assistance reduced operating expenses by $9.9 million on our Consolidated Statement of Operations and Comprehensive Income (Loss). Based on the reasonable assurance criteria, we have deferred recognition of certain benefits of $21.8 million and $15.0 million as of December 25, 2022 and December 26, 2021, respectively until recognition becomes probable, and we have included these amounts in accrued wages and benefits on our Consolidated Balance Sheets.

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	December 25, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$72,054	$72,054	$—	$—
Restricted cash and cash equivalents	63,577	63,577	—	—
Cash, cash equivalents and restricted cash (1)	$135,631	$135,631	$—	$—

Municipal debt securities	$42,431	$—	$42,431	$—
Corporate debt securities	76,097	—	76,097	—
Agency mortgage-backed securities	48	—	48	—
U.S. government and agency securities	949	—	949	—
Restricted investments classified as held-to-maturity (2)	$119,525	$—	$119,525	$—

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 26, 2021
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,896	$49,896	$—	$—
Restricted cash and cash equivalents	53,289	53,289	—	—
Cash, cash equivalents and restricted cash (1)	$103,185	$103,185	$—	$—

Municipal debt securities	$58,505	$—	$58,505	$—
Corporate debt securities	78,357	—	78,357	—
Agency mortgage-backed securities	152	—	152	—
U.S. government and agency securities	1,070	—	1,070	—
Restricted investments classified as held-to-maturity (2)	$138,084	$—	$138,084	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
We measure the fair value of certain non-financial assets on a non-recurring basis, including goodwill and certain intangible assets. There were no goodwill or intangible asset impairment charges recorded during fiscal 2022 or 2021. During the first quarter of 2020, we performed an interim impairment test as of the last day of our first fiscal quarter (March 29, 2020). As a result of the test, goodwill and client relationship intangible assets with a total carrying value of $221.6 million were written down to their fair value, and an impairment charge of $175.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 27, 2020. Refer to Note 5: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.
The impairment was comprised as follows:

	March 29, 2020
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total impairment charge
Goodwill	$31,705	$—	$—	$31,705	$(140,489)
Client relationships	14,700	—	—	14,700	(34,700)
Total	$46,405	$—	$—	$46,405	$(175,189)
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	December 25, 2022	December 26, 2021
Cash collateral held by insurance carriers	$29,567	$28,957
Cash and cash equivalents held in Trust	30,857	21,590
Investments held in Trust	123,678	135,419
Company-owned life insurance policies	26,479	32,318
Other restricted cash and cash equivalents	3,153	2,742
Total restricted cash and investments	$213,734	$221,026

Page - 51

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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 25, 2022 and December 26, 2021, were as follows:

	December 25, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$42,892	$2	$(463)	$42,431
Corporate debt securities	79,736	4	(3,643)	76,097
Agency mortgage-backed securities	50	—	(2)	48
U.S. government and agency securities	1,000	—	(51)	949
Total held-to-maturity investments	$123,678	$6	$(4,159)	$119,525

	December 26, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$56,346	$2,159	$—	$58,505
Corporate debt securities	77,925	995	(563)	78,357
Agency mortgage-backed securities	148	4	—	152
U.S. government and agency securities	1,000	70	—	1,070
Total held-to-maturity investments	$135,419	$3,228	$(563)	$138,084
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 25, 2022
(in thousands)	Amortized cost	Fair value
Due in one year or less	$32,787	$32,524
Due after one year through five years	90,891	87,001
Total held-to-maturity investments	$123,678	$119,525
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Before December 26, 2021, we also held mutual funds and money market funds, which have since been converted into company-owned life insurance policies. The unrealized gains and losses related to investments still held at December 25, 2022, December 26, 2021 and December 27, 2020, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

(in thousands)	2022	2021	2020
Unrealized gains (losses)	$(5,841)	$1,061	$723

Page - 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses

(in thousands)	2022	2021	2020
Beginning balance	$6,687	$2,921	$4,288
Cumulative-effect adjustment (1)	—	—	524
Current period provision	4,462	6,493	6,300
Write-offs	(7,917)	(2,713)	(8,181)
Foreign currency translation	(20)	(14)	(10)
Ending balance	$3,212	$6,687	$2,921
(1)As a result of our adoption of the accounting standard for credit losses, we recognized a cumulative-effect adjustment to our accounts receivable allowance of $0.5 million as of the beginning of the first quarter of 2020.
Prepaid expenses and other current assets

(in thousands)	December 25, 2022	December 26, 2021
Prepaid software agreements	$9,994	$10,078
Other prepaid expenses	9,455	8,858
Other current assets	13,081	12,678
Prepaid expenses and other current assets	$32,530	$31,614
Property and equipment

(in thousands)	December 25, 2022	December 26, 2021
Buildings and land	$49,359	$50,444
Software	150,198	139,363
Computers, furniture and equipment	48,670	47,816
Construction in progress	31,958	16,574
Gross property and equipment	280,185	254,197
Less accumulated depreciation	(184,362)	(166,107)
Property and equipment, net	$95,823	$88,090
Capitalized software costs, net of accumulated depreciation, were $28.1 million and $29.3 million as of December 25, 2022 and December 26, 2021, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $23.5 million, $20.9 million and $21.9 million for the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 27, 2020
Goodwill before impairment		$106,304	$143,045	$81,092	$330,441
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		60,094	33,288	1,491	94,873

Foreign currency translation		—	(335)	—	(335)

Balance at	December 26, 2021
Goodwill before impairment		106,304	142,710	81,092	330,106
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		60,094	32,953	1,491	94,538

Foreign currency translation		—	(754)	—	(754)

Balance at	December 25, 2022
Goodwill before impairment		106,304	141,956	81,092	329,352
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		$60,094	$32,199	$1,491	$93,784
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 25, 2022			December 26, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$94,134	$(84,994)	$9,140	$102,016	$(87,134)	$14,882
Trade names/trademarks	1,569	(504)	1,065	2,066	(737)	1,329
Total finite-lived intangible assets	$95,703	$(85,498)	$10,205	$104,082	$(87,871)	$16,211
(1)Excludes assets that are fully amortized.
Amortization expense of our finite-lived intangible assets was $5.7 million, $6.7 million and $10.1 million for the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the estimated future amortization of finite-lived intangible assets as of December 25, 2022:

(in thousands)
2023	$5,079
2024	4,105
2025	293
2026	112
2027	112
Thereafter	504
Total future amortization	$10,205
Indefinite-lived intangible assets
We also held indefinite-lived trade names/trademarks of $6.0 million as of December 25, 2022 and December 26, 2021.
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
There were no goodwill or intangible asset impairment charges recorded during fiscal 2022 or 2021.
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

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:    WORKERS' COMPENSATION INSURANCE AND RESERVES
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value using discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The weighted average discount rate was 2.0% and 1.6% at December 25, 2022 and December 26, 2021, respectively. Payments made against self-insured claims are made over a weighted average period of approximately 6 years as of December 25, 2022.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 25, 2022	December 26, 2021
Undiscounted workers’ compensation reserve	$270,468	$273,000
Less discount on workers’ compensation reserve	19,458	16,806
Workers’ compensation reserve, net of discount	251,010	256,194
Less current portion	50,005	61,596
Long-term portion	$201,005	$194,598
Payments made against self-insured claims were $39.4 million, $41.9 million and $52.8 million for the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred. The rates used to discount excess claims incurred during the fiscal years ended December 25, 2022 and December 26, 2021 were 3.0% and 1.8%, respectively. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The discounted workers’ compensation reserve for excess claims were $76.7 million and $62.7 million, as of December 25, 2022 and December 26, 2021, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $75.2 million and $61.4 million as of December 25, 2022 and December 26, 2021, respectively.
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 25, 2022:

(in thousands)
2023	$50,005
2024	27,234
2025	16,601
2026	11,971
2027	9,531
Thereafter	58,963
Sub-total	174,305
Excess claims (1)	76,705
Total	$251,010
(1)Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $29.8 million, $39.8 million and $49.4 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively.
NOTE 7:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At December 25, 2022, $7.2 million was utilized by outstanding standby letters of credit, leaving $292.8 million unused under the Revolving Credit Facility. At December 26, 2021, $6.2 million was utilized by outstanding standby letters of credit.
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
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect as of December 25, 2022:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the second amendment to our credit agreement. As of December 25, 2022, our consolidated leverage ratio was 0.06.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of December 25, 2022, our consolidated fixed charge coverage ratio was 83.51.
As of December 25, 2022, and throughout fiscal 2022, we were in compliance with all effective covenants related to the Revolving Credit Facility.

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 25, 2022	December 26, 2021
Cash collateral held by workers’ compensation insurance carriers	$23,716	$23,056
Cash and cash equivalents held in Trust	30,857	21,590
Investments held in Trust	123,678	135,419
Letters of credit (1)	6,077	6,160
Surety bonds (2)	20,806	21,969
Total collateral commitments	$205,134	$208,194
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

Operating lease costs were comprised of the following:

(in thousands)	2022	2021
Operating lease costs	$14,994	$16,502
Short-term lease costs	7,487	8,392
Other lease costs, net (1)	4,501	3,886
Total lease costs	$26,982	$28,780
(1)Other lease costs include variable lease costs, net of sublease income.

Other information related to our operating leases was as follows:

	December 25, 2022	December 26, 2021
Weighted average remaining lease term in years	8.3	8.8
Weighted average discount rate	4.9%	4.9%

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future non-cancelable minimum lease payments under our operating lease commitments as of December 25, 2022, are as follows for each of the next five years and thereafter:

(in thousands)
2023	$14,539
2024	11,711
2025	9,104
2026	6,887
2027	5,302
Thereafter	28,864
Total undiscounted future non-cancelable minimum lease payments (1)	76,407
Less: Imputed interest (2)	13,843
Present value of lease liabilities	$62,564
(1)Operating lease payments exclude approximately $0.2 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of the new lease standard) or lease inception (for those leases entered into after the adoption date).
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancellable without significant penalty. We had $32.5 million of purchase obligations as of December 25, 2022, of which $18.0 million are expected to be paid in 2023, $8.2 million in 2024, and the remaining $6.3 million in 2025.
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
NOTE 9:    SHAREHOLDERS' EQUITY
Common stock
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.2 million and 0.5 million shares as of December 25, 2022 and December 26, 2021, respectively.
On October 16, 2019, our Board authorized a $100.0 million addition to our share repurchase program for our outstanding common stock (“2019 authorization”). On January 31, 2022, our Board authorized a $100.0 million addition to our share repurchase program for our outstanding common stock (“2022 authorization”). The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. We may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase agreement or otherwise.
During fiscal 2021, we repurchased shares using $16.7 million under the 2019 authorization. During fiscal 2022, we repurchased shares using the remaining $50.0 million under the 2019 authorization. Under the 2019 authorization, we repurchased and retired a total of 4.7 million shares of our common stock over three fiscal years, at an average share price of $21.09, which excludes commissions. During fiscal 2022, we repurchased shares using $11.0 million under the 2022 authorization. As of December 25, 2022, $89.0 million remains available for repurchase of common stock under the 2022 authorization.

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details of shares repurchased in the open market as part of our existing share repurchase authorizations are as follows:

Fiscal year	Number of shares repurchased	Average price per share	Amount (in thousands)
2022	2,234,006	$27.34	$60,939
2021	620,280	$26.90	$16,678
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
Our 2016 Omnibus Incentive Plan (“Incentive Plan”), effective May 11, 2016, applies to directors, officers, employees and consultants of the Company and permits the granting of nonqualified and incentive stock options, restricted stock awards, performance share units, restricted stock units and stock appreciation rights. At the time of adoption, there were 1.5 million shares available for issuance. Effective May 9, 2018, an additional 1.8 million shares were authorized under the Incentive Plan.
Stock-based awards

Under the Incentive Plan, stock-based awards are granted to the Board, executive officers and key employees. Stock-based awards granted to executive officers and key employees generally vest annually over three or four years. Restricted stock units granted to members of our Board vest in the fourth quarter of the same fiscal year in which the shares are granted. Receipt of the vested shares may be deferred until after a director leaves the Board. Compensation expense related to these grants is calculated based on the grant-date fair value. We recognize compensation expense on a straight-line basis over the vesting period, net of forfeitures.
Performance share units are only granted to certain executive officers. Vesting of performance share units is contingent upon the achievement of return on equity, profitability, or individual performance goals at the end of each performance period, which is generally three years. Each performance share unit is equivalent to one share of common stock. Compensation expense for these grants is calculated based on the grant-date market value of our stock and is recognized ratably over the performance period only for the performance share units expected to vest. Our estimate of the performance units expected to vest is reviewed and adjusted as appropriate each quarter.
Stock-based award activity for the fiscal year ended December 25, 2022, was as follows:

(shares in thousands)	Shares	Weighted-average grant-date fair value
Non-vested at beginning of period	1,713	$21.71
Granted	915	25.51
Vested	(571)	21.95
Forfeited	(621)	21.77
Non-vested at the end of the period	1,436	21.93

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the weighted-average grant-date fair value per share for stock-based awards granted:

	2022	2021	2020
Weighted-average grant-date fair value	$25.51	$20.21	$17.06
As of December 25, 2022, total unrecognized stock-based compensation expense was approximately $18.8 million, which is estimated to be recognized over a weighted average remaining period of 1.9 years. The total fair value of stock-based awards that vested during fiscal 2022, 2021 and 2020 was $13.9 million, $20.6 million and $7.0 million, respectively.
Employee Stock Purchase Plan
Our ESPP reserved 1.0 million shares of common stock for purchase. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the company’s common stock. The employee’s purchase price is 85% of the lesser of the company’s common stock price on either the first day or the last day of each calendar month. We consider our ESPP to be a component of stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.
The following table summarizes transactions under our ESPP:

(shares in thousands)	2022	2021	2020
Shares issued	52	44	68
Average price per share	$18.85	$19.77	$13.46
Stock-based compensation expense
Total stock-based compensation expense for fiscal 2022, 2021 and 2020, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $9.7 million, $13.9 million and $9.1 million, respectively. The related tax benefit was $2.0 million, $2.9 million and $1.9 million for fiscal 2022, 2021 and 2020, respectively.
NOTE 11:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plan was $31.3 million and $33.8 million as of December 25, 2022 and December 26, 2021, respectively, of which $5.1 million and $5.0 million have been included in accrued wages and benefits on our Consolidated Balance Sheets. The expense for our qualified and non-qualified deferred compensation plans, including our discretionary matching contributions, totaled $5.1 million, $6.5 million and $3.7 million for fiscal 2022, 2021 and 2020, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:     INCOME TAXES
The provision for income taxes is comprised of the following:

(in thousands)	2022	2021	2020
Current taxes:
Federal	$1,360	$4,925	$(7,318)
State	1,397	4,067	(382)
Foreign	4,635	2,393	3,045
Total current taxes	7,392	11,385	(4,655)
Deferred taxes:
Federal	3,434	617	(22,416)
State	345	88	(3,369)
Foreign	(28)	126	(981)
Total deferred taxes	3,751	831	(26,766)
Provision for income taxes	$11,143	$12,216	$(31,421)
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2022	%	2021	%	2020	%
Income tax expense (benefit) based on statutory rate	$15,417	21.0%	$15,508	21.0%	$(36,385)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	3,008	4.1	3,548	4.8	(6,631)	3.8
Hiring tax credits, net	(7,911)	(10.8)	(7,582)	(10.3)	(7,719)	4.5
CARES Act	—	—	(468)	(0.6)	(2,939)	1.7
Uncertain tax positions	(1,336)	(1.8)	(391)	(0.5)	(51)	—
Non-deductible goodwill impairment charge	—	—	—	—	21,849	(12.6)
Non-deductible and non-taxable items	1,377	1.9	589	0.8	124	(0.1)
Foreign taxes	654	0.9	211	0.3	(977)	0.5
Other, net	(66)	(0.1)	801	1.0	1,308	(0.7)
Total tax expense (benefit)	$11,143	15.2%	$12,216	16.5%	$(31,421)	18.1%
Our effective tax rate for fiscal 2022 was 15.2%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from WOTC. Other differences result from state and foreign income tax, certain non-taxable income and non-deductible expenses, changes in uncertain tax positions and tax effects of stock-based compensation.
The CARES Act provided certain changes to tax laws, including the ability to carry back current year losses to obtain refunds related to prior year tax returns with a higher federal tax rate of 35%.
The non-deductible goodwill and intangible asset impairment charge related to an impairment charge of the carrying amounts of goodwill and other intangible assets of $175.2 million, recorded in the first quarter of 2020. Of the total impairment loss, $84.7 million (tax-effect $21.8 million) related to reporting units from stock acquisitions and accordingly were not deductible for tax purposes. The remaining impairment loss of $90.5 million (tax-effect $23.3 million) related to reporting units from asset acquisitions and accordingly were deductible for tax purposes.
U.S. and foreign components of income (loss) before tax expense (benefit) was as follows:

(in thousands)	2022	2021	2020
U.S.	$56,964	$61,433	$(148,492)
Foreign	16,452	12,417	(24,770)
Income (loss) before tax expense (benefit)	$73,416	$73,850	$(173,262)

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 25, 2022	December 26, 2021
Deferred tax assets:
Allowance for credit losses	$869	$1,750
Workers’ compensation	—	1,653
Accounts payable and other accrued expenses	9,641	8,970
Net operating loss carryforwards	1,243	2,002
Tax credit carryforwards	9,801	11,920
Accrued wages and benefits	8,877	9,227
Deferred compensation	8,641	9,083
Lease liabilities	16,025	16,762
Other	368	137
Total	55,465	61,504
Valuation allowance	(2,152)	(2,368)
Total deferred tax asset, net of valuation allowance	53,313	59,136
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(583)	(515)
Lease right-of-use assets	(12,909)	(13,638)
Depreciation and amortization	(14,100)	(15,653)
Workers’ compensation	(347)	—
Total deferred tax liabilities	(27,939)	(29,806)
Deferred income taxes, net	$25,374	$29,330
The deferred tax balance is reported net by jurisdiction on our Consolidated Balance Sheets, resulting in a deferred tax liability of $0.5 million, included in Other long-term liabilities as of December 25, 2022.
Based on our deferred tax asset realizability analysis, we have determined that a valuation allowance is appropriate for certain tax credits and net operating losses (“NOLs”) that we expect will not be utilized within the permitted carryforward periods as of December 25, 2022 and December 26, 2021. Changes to deferred taxes related to foreign currency translation were immaterial for fiscal 2022, 2021 and 2020. The following table summarizes our credit carryforwards and NOLs along with their respective valuation allowance as of December 25, 2022:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$8,542	$—	$8,542	2039
State NOLs	1,243	(893)	350	Various
California Enterprise Zone credits	1,259	(1,259)	—	2023
Foreign alternative minimum tax credits	311	—	311	2032
Total	$11,355	$(2,152)	$9,203
The activity related to the income tax valuation allowance was as follows:

(in thousands)	2022	2021	2020
Beginning balance	$2,368	$3,072	$1,780
Charged to expense	(216)	26	1,292
Release of allowance	—	(730)	—
Ending balance	$2,152	$2,368	$3,072

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2022	2021	2020
Beginning balance	$1,881	$1,930	$2,078
Increases for tax positions related to the current year	53	188	218
Decreases for tax positions related to prior years	—	(52)	—
Reductions due to lapsed statute of limitations	(1,104)	(185)	(366)
Ending balance	$830	$1,881	$1,930
As of December 25, 2022, our liability for unrecognized tax benefits was $0.8 million. If recognized, $0.7 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the fiscal year ended December 25, 2022. In general, the tax years 2019 through 2021 remain open to examination by the major taxing jurisdictions where we conduct business.
Interest and penalties accrued related to the unrecognized tax benefits noted above were immaterial as of December 25, 2022.
NOTE 13:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

(in thousands, except per share data)	2022	2021	2020
Net income (loss)	$62,273	$61,634	$(141,841)

Weighted average number of common shares used in basic net income (loss) per common share	32,889	34,798	35,365
Dilutive effect of non-vested stock-based awards	558	636	—
Weighted average number of common shares used in diluted net income (loss) per common share	33,447	35,434	35,365
Net income (loss) per common share:
Basic	$1.89	$1.77	$(4.01)
Diluted	$1.86	$1.74	$(4.01)

Anti-dilutive shares	394	36	894
As we reported a loss for the fiscal year ended December 27, 2020, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share and diluted net loss per share were equal.
NOTE 14:    SEGMENT INFORMATION
Segment information
Our operating segments and reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, transportation, manufacturing, retail, hospitality and renewable energy.
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

Page - 64

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

(in thousands)	2022	2021	2020
Revenue from services:
Contingent staffing
PeopleReady	$1,272,852	$1,270,928	$1,099,462
PeopleManagement	663,814	639,741	586,822
Human resource outsourcing
PeopleScout	317,518	262,953	160,076
Total company	$2,254,184	$2,173,622	$1,846,360
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

(in thousands)	2022	2021	2020
Segment profit:
PeopleReady	$87,743	$82,398	$43,200
PeopleManagement	15,811	13,196	11,717
PeopleScout	44,771	36,163	4,525
Total segment profit	148,325	131,757	59,442
Corporate unallocated	(31,326)	(27,937)	(20,714)
Third-party processing fees for hiring tax credits	(594)	(734)	(495)
Amortization of software as a service assets	(2,985)	(2,709)	(2,307)
Goodwill and intangible asset impairment charge	—	—	(175,189)
Gain on deferred compensation assets	—	(2,897)	(1,725)
PeopleReady technology upgrade costs	(7,935)	(1,300)	—
COVID-19 government assistance, net	—	4,222	6,211
Other costs	(4,027)	(4,404)	(8,074)
Depreciation and amortization	(29,273)	(27,556)	(32,031)
Income (loss) from operations	72,185	68,442	(174,882)
Interest expense and other income, net	1,231	5,408	1,620
Income (loss) before tax expense (benefit)	$73,416	$73,850	$(173,262)
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
Domestic and international revenue
Our international operations are primarily in Canada, the United Kingdom, and Australia. Revenue by region was as follows:

(in thousands, except percentages)	2022	%	2021	%	2020	%
United States	$2,073,596	92.0%	$2,017,529	92.8%	$1,729,171	93.7%
International operations	180,588	8.0	156,093	7.2	117,189	6.3
Total revenue from services	$2,254,184	100.0%	$2,173,622	100.0%	$1,846,360	100.0%

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of client risk
No single client represented more than 10.0% of total company revenue for fiscal 2022, 2021 or 2020. Client concentration for our reportable segments was as follows:
•No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2022, 2021, or 2020.
•One client represented 13.1%, 10.9% and 10.1% of our PeopleScout reportable segment revenue for fiscal 2022, 2021 and 2020, respectively.
•One client represented 10.6% and 10.1% of our PeopleManagement reportable segment revenue for fiscal 2022 and 2020, respectively. No single client represented 10.0% or more of our PeopleManagement reportable segment revenue for fiscal 2021.
Property and equipment located in international operations was approximately 4.6% and 5.6% of total property and equipment, net as of December 25, 2022 and December 26, 2021, respectively.

Page - 66

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 25, 2022.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2022. Our internal control over financial reporting as of December 25, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc., and subsidiaries (the “Company”) as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 25, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche, LLP

Seattle, Washington
February 15, 2023

Page - 68

Item 9B.	OTHER INFORMATION
On February 13, 2023, the Company entered into a First Amendment to Executive Employment Agreement (“Amendment”) to amend the Executive Employment Agreement with Mr. Gafford previously signed on December 31, 2006 (“Employment Agreement”). Under the Amendment, the Company and Mr. Gafford extended the severance payments and vesting of equity from 12 to 18 months in the event the Company terminates Mr. Gafford’s employment without cause or if Mr. Gafford terminates his employment with good reason (as those terms are defined in the Employment Agreement). In addition, the Amendment provides that for any equity award that is scheduled to vest based on attainment of specified performance goals over a performance period, the award will vest and be paid after the end of the applicable performance period based on actual performance results, and will be prorated for the portion of the performance period employed, for which purpose Mr. Gafford will be deemed to have continued employment with the Company for a period of 18 months following the date of termination of employment. All other terms and conditions of the Employment Agreement remained unchanged. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as an Exhibit to this Annual Report on Form 10-K and is incorporated by reference herein.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Page - 69

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Proposal 1. Election of Directors” in our definitive proxy statement for use in connection with the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 25, 2022, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Corporate Governance and Nominating Committee is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	EXECUTIVE COMPENSATION
Information regarding the compensation of our directors and executive officers and certain information related to the company’s Compensation Committee is set forth under the headings “Executive Compensation Tables,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “CEO Pay Ratio,” “Pay Versus Performance,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, and is incorporated herein by this reference thereto.

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
Information concerning principal accounting fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is presented under the heading “Fees Paid to Independent Registered Public Accountant for Fiscal Years 2021 and 2022” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 70

PART IV

Item 15.	EXHIBITS
a)The following documents are filed as a part of this 10-K:
1.Financial statements
Financial statements can be found under Item 8 of Part II of this Form 10-K.
2.     Financial statement schedules
All schedules have been omitted because the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.
3.     Exhibits
The exhibits are listed in the Index to Exhibits, which can be found on the following page.

Page - 71

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
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3*	Executive Employment Agreement between TrueBlue, Inc and Steven C. Cooper, effective July 8, 2022.		8-K/A	001-14543	07/14/2022

10.4*	Executive Change in Control Agreement between TrueBlue, Inc and Steven C. Cooper effective July 8, 2022.		8-K/A	001-14543	07/14/2022

10.5*	Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, effective July 8, 2022.		8-K/A	001-14543	07/14/2022

10.6*	Employment Agreement between TrueBlue, Inc. and Taryn Owen, effective September 22, 2022.		8-K	001-14543	09/27/2022

10.7*	Non-Competition Agreement between TrueBlue, Inc. and Taryn Owen, effective September 27, 2022.		8-K	001-14543	09/27/2022

10.8*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.9*	First Amendment to Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated February 13, 2023.	X

10.10*	Executive Non-Competition Agreement between TrueBlue, Inc. and Derrek L. Gafford.		10-Q	001-14543	05/04/2007

10.11*	Executive Change in Control Agreement between TrueBlue, Inc. and Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-Q	001-14543	05/04/2007

10.12*	2005 Long-Term Equity Incentive Plan		S-8	333-125206	05/25/2005

10.13*	Equity Retainer and Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.14	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.15*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.16*	Amended and Restated 2005 Long-Term Equity Incentive Plan.		S-8	333-190220	07/29/2013

10.17*	2016 TrueBlue Omnibus Incentive Plan		S-8	333-211737	06/01/2016

10.18*	Amended and Restated 2016 TrueBlue Omnibus Incentive Plan		S-8	333-238093	05/08/2020

10.19	Credit agreement by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., Key Bank, HSBC and TrueBlue, Inc. dated as of July 13, 2018.		8-K	001-14543	07/16/2018

10.20*	Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.21*	Non-Competition Agreement between TrueBlue, Inc. and Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

Page - 72

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.22*	Executive Employment Agreement, effective June 3, 2019, between TrueBlue, Inc. and Carl Schweihs.		10-K	001-14543	02/24/2020

10.23*	Restricted Stock Grant Notice between TrueBlue, Inc. and Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.24*	Performance Share Unit Grant Notice between TrueBlue, Inc. and Derrek L. Gafford, Taryn R. Owen and Carl Schweihs.		10-K	001-14543	02/24/2020

10.25	First Amendment to Credit Agreement dated as of March 16, 2020 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		8-K	001-14543	03/17/2020

10.26	Second Amendment to Credit Agreement dated as of June 24, 2020 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		10-Q	001-14543	07/27/2020

10.27*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.		10-Q	001-14543	07/27/2020

10.28	Third Amendment to Credit Agreement dated as of January 28, 2021 by and among Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, National Association, Key Bank, HSBC and TrueBlue, Inc.		10-K	001-14543	02/22/2021

10.29*	Form Restricted Share Unit Award Notice between TrueBlue, Inc. and Steven C. Cooper, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/22/2021

10.30*	Revised Form Performance Share Unit Award Notice between TrueBlue, Inc. and Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/22/2021

21.1	Subsidiaries of TrueBlue, Inc.	X	0	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	0	—	—

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	0	—	—

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	0	—	—

32.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	0	—	—

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	0	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	0	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 73

Item 16.	FORM 10-K SUMMARY
None.

Page - 74

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Steven C. Cooper	2/15/2023
	Signature	Date
By:	Steven C. Cooper, Director, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven C. Cooper	2/15/2023	/s/ Derrek L. Gafford	2/15/2023
Signature	Date	Signature	Date
Steven C. Cooper, Director, President and Chief Executive Officer		Derrek L. Gafford, Chief Financial Officer and Executive Vice President

/s/ Richard B. Christensen	2/15/2023	/s/ Jeffrey B. Sakaguchi	2/15/2023
Signature	Date	Signature	Date
Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President		Jeffrey B. Sakaguchi, Chairman of the Board

/s/ Colleen B. Brown	2/15/2023	/s/ William C. Goings	2/15/2023
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/15/2023	/s/ Robert C. Kreidler	2/15/2023
Signature	Date	Signature	Date
Kim Harris Jones, Director		Robert C. Kreidler, Director

/s/ Sonita F. Lontoh	2/15/2023	/s/ Kristi A. Savacool	2/15/2023
Signature	Date	Signature	Date
Sonita F. Lontoh, Director		Kristi A. Savacool, Director

Page - 75