Form 10-Q
period 2023-03-26
TrueBlue, Inc.
filed 2023-04-24
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
    ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 26, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2023, there were 31,023,360 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	March 26, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,223	$72,054
Accounts receivable, net of allowance of $3,637 and $3,212	282,014	314,275
Prepaid expenses and other current assets	29,423	32,530
Income tax receivable	12,639	11,353
Total current assets	371,299	430,212
Property and equipment, net	97,972	95,823
Restricted cash and investments	212,840	213,734
Deferred income taxes, net	25,854	25,842
Goodwill	93,772	93,784
Intangible assets, net	14,959	16,205
Operating lease right-of-use assets, net	50,786	50,823
Workers’ compensation claims receivable, net	72,480	75,185
Other assets, net	17,151	17,800
Total assets	$957,113	$1,019,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$63,967	$76,644
Accrued wages and benefits	81,095	92,237
Income tax payable	165	1,137
Current portion of workers’ compensation claims reserve	46,543	50,005
Current operating lease liabilities	11,875	11,963
Other current liabilities	11,251	10,889
Total current liabilities	214,896	242,875
Workers’ compensation claims reserve, less current portion	192,884	201,005
Long-term deferred compensation liabilities	29,215	26,213
Long-term operating lease liabilities	50,490	50,601
Other long-term liabilities	2,005	2,399
Total liabilities	489,490	523,093

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 31,507 and 32,730 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,271)	(20,018)
Retained earnings	487,893	516,332
Total shareholders’ equity	467,623	496,315
Total liabilities and shareholders’ equity	$957,113	$1,019,408
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 26, 2023	March 27, 2022
Revenue from services	$465,288	$551,515
Cost of services	342,175	411,670
Gross profit	123,113	139,845
Selling, general and administrative expense	122,645	120,568
Depreciation and amortization	6,411	7,287
Income (loss) from operations	(5,943)	11,990
Interest expense and other income, net	1,014	505
Income (loss) before tax expense (benefit)	(4,929)	12,495
Income tax expense (benefit)	(640)	1,976
Net income (loss)	$(4,289)	$10,519

Net income (loss) per common share:
Basic	$(0.13)	$0.31
Diluted	$(0.13)	$0.30

Weighted average shares outstanding:
Basic	32,292	33,929
Diluted	32,292	34,544

Other comprehensive income (loss):
Foreign currency translation adjustment	$(253)	$127
Comprehensive income (loss)	$(4,542)	$10,646
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 26, 2023	March 27, 2022
Cash flows from operating activities:
Net income (loss)	$(4,289)	$10,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,411	7,287
Provision for credit losses	1,382	989
Stock-based compensation	2,630	3,812
Deferred income taxes	(47)	1,258
Non-cash lease expense	3,140	3,281
Other operating activities	20	2,608
Changes in operating assets and liabilities:
Accounts receivable	31,025	27,702
Income taxes receivable and payable	(2,512)	(1,252)
Other assets	6,462	4,267
Accounts payable and other accrued expenses	(11,937)	(13,257)
Accrued wages and benefits	(11,143)	(19,031)
Workers’ compensation claims reserve	(11,583)	168
Operating lease liabilities	(3,316)	(3,319)
Other liabilities	2,908	1,410
Net cash provided by operating activities	9,151	26,442
Cash flows from investing activities:
Capital expenditures	(8,081)	(5,779)
Purchases of restricted held-to-maturity investments	(2,305)	—
Maturities of restricted held-to-maturity investments	2,010	6,034
Net cash (used in) provided by investing activities	(8,376)	255
Cash flows from financing activities:
Purchases and retirement of common stock	(24,718)	(36,326)
Net proceeds from employee stock purchase plans	315	319
Common stock repurchases for taxes upon vesting of restricted stock	(2,377)	(3,970)
Net change in revolving credit facility	—	4,000
Other	(45)	(72)
Net cash used in financing activities	(26,825)	(36,049)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(57)
Net change in cash, cash equivalents and restricted cash	(26,041)	(9,409)
Cash, cash equivalents and restricted cash, beginning of period	135,631	103,185
Cash, cash equivalents and restricted cash, end of period	$109,590	$93,776

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$262	$193
Income taxes	$1,912	$1,878
Operating lease liabilities	$4,028	$4,093
Non-cash transactions:
Property and equipment purchased but not yet paid	$3,763	$3,159
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,055	$3,948
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. The results of operations for the thirteen weeks ended March 26, 2023 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirteen weeks ended March 26, 2023 that had a material impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 26, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$47,223	$47,223	$—	$—
Restricted cash and cash equivalents	62,367	62,367	—	—
Cash, cash equivalents and restricted cash (1)	$109,590	$109,590	$—	$—

Municipal debt securities	$41,330	$—	$41,330	$—
Corporate debt securities	77,910	—	77,910	—
Agency mortgage-backed securities	962	—	962	—
U.S. government and agency securities	39	—	39	—
Restricted investments classified as held-to-maturity (2)	$120,241	$—	$120,241	$—

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 25, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$72,054	$72,054	$—	$—
Restricted cash and cash equivalents	63,577	63,577	—	—
Cash, cash equivalents and restricted cash (1)	$135,631	$135,631	$—	$—

Municipal debt securities	$42,431	$—	$42,431	$—
Corporate debt securities	76,097	—	76,097	—
Agency mortgage-backed securities	48	—	48	—
U.S. government and agency securities	949	—	949	—
Restricted investments classified as held-to-maturity (2)	$119,525	$—	$119,525	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	March 26, 2023	December 25, 2022
Cash collateral held by insurance carriers	$29,839	$29,567
Cash and cash equivalents held in Trust	31,408	30,857
Investments held in Trust	123,577	123,678
Company-owned life insurance policies	26,896	26,479
Other restricted cash and cash equivalents	1,120	3,153
Total restricted cash and investments	$212,840	$213,734
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of March 26, 2023 and December 25, 2022, were as follows:

	March 26, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$41,606	$10	$(286)	$41,330
Corporate debt securities	80,933	26	(3,049)	77,910
Agency mortgage-backed securities	998	—	(36)	962
U.S. government and agency securities	40	—	(1)	39
Total held-to-maturity investments	$123,577	$36	$(3,372)	$120,241

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 25, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$42,892	$2	$(463)	$42,431
Corporate debt securities	79,736	4	(3,643)	76,097
Agency mortgage-backed securities	50	—	(2)	48
U.S. government and agency securities	1,000	—	(51)	949
Total held-to-maturity investments	$123,678	$6	$(4,159)	$119,525
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 26, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$41,768	$41,340
Due after one year through five years	81,809	78,901
Total held-to-maturity investments	$123,577	$120,241
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at March 26, 2023 and March 27, 2022, which are included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended
(in thousands)	March 26, 2023	March 27, 2022
Unrealized gains (losses)	$417	$(2,011)
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirteen weeks ended
(in thousands)	March 26, 2023	March 27, 2022
Beginning balance	$3,212	$6,687
Current period provision	1,382	989
Write-offs	(956)	(2,784)
Foreign currency translation	(1)	(7)
Ending balance	$3,637	$4,885

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prepaid expenses and other current assets

(in thousands)	March 26, 2023	December 25, 2022
Prepaid software agreements	$11,000	$9,994
Other prepaid expenses	9,708	9,455
Other current assets	8,715	13,081
Prepaid expenses and other current assets	$29,423	$32,530
Other current liabilities

(in thousands)	March 26, 2023	December 25, 2022
Contract liabilities	$4,386	$3,812
Other current liabilities	6,865	7,077
Other current liabilities	$11,251	$10,889
NOTE 5:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 6 years as of March 26, 2023. The weighted average discount rate was 2.1% and 2.0% at March 26, 2023 and December 25, 2022, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 26, 2023	December 25, 2022
Undiscounted workers’ compensation reserve	$259,087	$270,468
Less discount on workers’ compensation reserve	19,660	19,458
Workers’ compensation reserve, net of discount	239,427	251,010
Less current portion	46,543	50,005
Long-term portion	$192,884	$201,005
Payments made against self-insured claims were $11.9 million and $9.7 million for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The rates used to discount excess claims incurred during the thirteen weeks ended March 26, 2023 and fifty-two weeks ended December 25, 2022 were 3.5% and 3.0%, respectively. The discounted workers’ compensation reserve for excess claims was $73.9 million and $76.7 million, as of March 26, 2023 and December 25, 2022, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $72.5 million and $75.2 million as of March 26, 2023 and December 25, 2022, respectively.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $4.8 million and $11.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.
NOTE 6:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and is currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At March 26, 2023, $7.2 million was utilized by outstanding standby letters of credit, leaving $292.8 million unused under the Revolving Credit Facility. At December 25, 2022, $7.2 million was utilized by outstanding standby letters of credit.
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
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect as of March 26, 2023:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of March 26, 2023, our consolidated leverage ratio was 0.08.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of March 26, 2023, our consolidated fixed charge ratio was 62.63.
As of March 26, 2023, we were in compliance with all effective covenants related to the Revolving Credit Facility.
Subsequent event
The ICE Benchmark Administration Limited, in its capacity as administrator of LIBOR, announced that it will discontinue publication of LIBOR (other than one-week and two-month tenors) after June 2023. In anticipation of this change, we entered into an amendment to our credit agreement effective March 30, 2023 to replace LIBOR as our benchmark rate (the “LIBOR Transition Amendment”). This amendment replaced LIBOR with the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York, plus an adjustment of 0.10%, and is not expected to have a significant impact on our financial statements or related disclosures. All other terms of our credit agreement remain unchanged.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 26, 2023	December 25, 2022
Cash collateral held by workers’ compensation insurance carriers	$23,985	$23,716
Cash and cash equivalents held in Trust	31,408	30,857
Investments held in Trust	123,577	123,678
Letters of credit (1)	6,077	6,077
Surety bonds (2)	20,725	20,806
Total collateral commitments	$205,772	$205,134
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

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 26, 2023	March 27, 2022
Common stock shares
Beginning balance	32,730	34,861
Purchases and retirement of common stock	(1,357)	(1,327)
Net issuance under equity plans, including tax benefits	134	74
Stock-based compensation	—	—
Ending balance	31,507	33,608
Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1
Retained earnings
Beginning balance	516,332	508,813
Net income (loss)	(4,289)	10,519
Purchases and retirement of common stock (1)	(24,718)	(36,326)
Net issuance under equity plans, including tax benefits	(2,062)	(3,648)
Stock-based compensation	2,630	3,812
Ending balance	487,893	483,170
Accumulated other comprehensive loss
Beginning balance, net of tax	(20,018)	(15,747)
Foreign currency translation adjustment	(253)	127
Ending balance, net of tax	(20,271)	(15,620)
Total shareholders’ equity ending balance	$467,623	$467,551
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
Our effective income tax rate for the thirteen weeks ended March 26, 2023 was 13.0%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to hiring tax credits, including the Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate and our effective tax rate result from state income taxes and certain non-deductible and non-taxable items.

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 26, 2023	March 27, 2022
Net income (loss)	$(4,289)	$10,519

Weighted average number of common shares used in basic net income (loss) per common share	32,292	33,929
Dilutive effect of non-vested stock-based awards	—	615
Weighted average number of common shares used in diluted net income (loss) per common share	32,292	34,544

Net income (loss) per common share:
Basic	$(0.13)	$0.31
Diluted	$(0.13)	$0.30

Anti-dilutive shares	1,072	348
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

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended
(in thousands)	March 26, 2023	March 27, 2022
Revenue from services:
Contingent staffing
PeopleReady	$252,628	$305,690
PeopleManagement	143,184	163,819
Human resource outsourcing
PeopleScout	69,476	82,006
Total company	$465,288	$551,515
The following table presents a reconciliation of segment profit (loss) to income (loss) before tax expense (benefit):

	Thirteen weeks ended
(in thousands)	March 26, 2023	March 27, 2022
Segment profit (loss):
PeopleReady	$872	$16,219
PeopleManagement	(202)	2,979
PeopleScout	8,923	10,972
Total segment profit	9,593	30,170
Corporate unallocated expense	(6,708)	(7,298)
Third-party processing fees for hiring tax credits	(120)	(162)
Amortization of software as a service assets	(868)	(747)
PeopleReady technology upgrade costs	(32)	(2,550)
Other costs	(1,397)	(136)
Depreciation and amortization	(6,411)	(7,287)
Income (loss) from operations	(5,943)	11,990
Interest expense and other income, net	1,014	505
Income (loss) before tax expense (benefit)	$(4,929)	$12,495
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 14

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. In order to competitively differentiate our services and grow market share in these highly fragmented industries, we are committed to executing our digital strategies to increase our ability to attract and retain clients, employees and associates and reduce the cost of delivering our services. We have implemented these core strategies for each of our business segments: PeopleReady, PeopleScout and PeopleManagement.
PeopleReady
PeopleReady provides clients with access to qualified associates through a wide range of staffing solutions for on-demand, contingent general and skilled labor. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects people with work in a broad range of industries through our network of branches across all 50 states in the United States (“U.S.”), Canada and Puerto Rico, and increasingly through our industry-leading mobile app, JobStackTM. JobStack creates a digital exchange between our associates and clients, and allows our branch resources to expand their recruiting, sales and service delivery efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving our service delivery and work order fill rates. Our primary focus at PeopleReady is the use of digitalization to supplement our nationwide footprint, improve our operating efficiency and effectiveness, and gain market share.

Page - 15

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. We tailor our services based on individual client needs, including sourcing, screening, hiring and onboarding, as well as employer branding and recruitment marketing, to improve the candidate experience and regulatory compliance, and ultimately lower our clients’ recruiting costs. Our proprietary technology platform (AffinixTM) uses artificial intelligence and machine learning to rapidly source a qualified talent pool within minutes rather than days, and further engages candidates through a seamless digital experience. PeopleScout also includes our MSP business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is leveraging our strong brand reputation, continuing to invest in our sales team, and using our proprietary technology platform (Affinix) to continue to gain market share in high growth sectors.
PeopleManagement
PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. Once operational, we deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement continues to be growing our client base by targeting local and underserved markets, as well as investing in customer and associate care programs to improve retention.
Fiscal first quarter of 2023 highlights
Total company revenue declined 15.6% to $465.3 million for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. PeopleReady revenue declined 17.4%, primarily due to the absence of the post-pandemic demand surge we benefited from in the prior period. PeopleScout revenue declined 15.3%, as clients responded to economic uncertainty by reducing hiring volumes. PeopleManagement revenue declined 12.6%, as clients responded to economic uncertainty by shifting otherwise outsourced work to their permanent workforce.
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 26, 2023 increased by 110 basis points to 26.5%, compared to 25.4% for the same period in the prior year. This increase was primarily driven by lower workers’ compensation costs and higher bill rates within our PeopleReady segment, which have increased ahead of pay rates.
Total company selling, general and administrative (“SG&A”) expense increased 1.7% to $122.6 million for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. The increase in SG&A expense was primarily related to workforce reduction costs within our PeopleScout and PeopleManagement segments at the end of the fiscal quarter, as well as investments we are making within our PeopleReady segment related to sales team training and geographical expansion of our skilled trades business.
The items above resulted in net loss of $4.3 million for the thirteen weeks ended March 26, 2023, compared to net income of $10.5 million for the same period in the prior year.
As of March 26, 2023, we were in a strong financial position with cash and cash equivalents of $47.2 million, no outstanding debt, and $292.8 million available under our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $340.0 million.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	Mar 26, 2023	% of revenue	Mar 27, 2022	% of revenue
Revenue from services	$465,288		$551,515

Gross profit	$123,113	26.5%	$139,845	25.4%
Selling, general and administrative expense	122,645	26.4	120,568	21.9
Depreciation and amortization	6,411	1.4	7,287	1.3
Income (loss) from operations	(5,943)	(1.3)%	11,990	2.2%
Interest expense and other income, net	1,014		505
Income (loss) before tax expense (benefit)	(4,929)		12,495
Income tax expense (benefit)	(640)		1,976
Net income (loss)	$(4,289)	(0.9)%	$10,519	1.9%

Net income (loss) per diluted share	$(0.13)		$0.30
Revenue from services

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Growth (decline) %	Segment % of total	Mar 27, 2022	Segment % of total
Revenue from services:
PeopleReady	$252,628	(17.4)%	54.3%	$305,690	55.4%
PeopleScout	69,476	(15.3)%	14.9	82,006	14.9
PeopleManagement	143,184	(12.6)%	30.8	163,819	29.7
Total company	$465,288	(15.6)%	100.0%	$551,515	100.0%
Total company revenue declined 15.6% to $465.3 million for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. The decline was driven by economic uncertainty, as well as the absence of the post-pandemic demand surge we benefited from within our PeopleReady business in the prior year. In addition, clients have responded to macroeconomic uncertainty by reducing hiring volumes within our PeopleScout business and through higher utilization of their permanent workforce for previously outsourced work within our PeopleManagement business.
PeopleReady
PeopleReady revenue declined 17.4% to $252.6 million for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. The decline in revenue was primarily due to the absence of the demand surge we benefited from in the prior year, as the post-pandemic recovery effort peaked and fueled our client’s need for contingent labor. During the last half of fiscal 2022, demand for our services slowed as clients faced economic uncertainty and paused the use of variable labor to supplement their core workforce. However, sequential weekly revenue trends for the thirteen weeks ended March 26, 2023 were consistent with historical patterns.
PeopleScout
PeopleScout revenue declined 15.3% to $69.5 million for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. PeopleScout revenue declined as clients responded to economic uncertainty by reducing hiring volumes. In the prior year, PeopleScout benefited from increased customer volume, primarily in the travel and leisure and retail industries.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue declined 12.6% to $143.2 million for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. PeopleManagement revenue declined as clients responded to economic uncertainty by reducing volumes in our on-site business, primarily among retail clients, as well as commercial driving services.
Gross profit

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Gross profit	$123,113	$139,845
Percentage of revenue	26.5%	25.4%
Gross profit as a percentage of revenue grew 110 basis points to 26.5% for the thirteen weeks ended March 26, 2023, compared to 25.4% for the same period in the prior year. Within our staffing businesses, lower workers’ compensation costs from favorable development of prior year reserves contributed 100 basis points of expansion. An additional 20 basis points of expansion was a result of higher bill rates in our staffing businesses, which have increased ahead of pay rates. This expansion was partially offset by a contraction of 10 basis points, due to an unfavorable revenue shift toward our lower margin staffing businesses.
SG&A expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Selling, general and administrative expense	$122,645	$120,568
Percentage of revenue	26.4%	21.9%
Total company SG&A expense increased by $2.1 million or 1.7% for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. We incurred $1.0 million in workforce reduction costs at the end of the fiscal quarter, primarily within our PeopleScout business, which are expected to generate cost savings for the remainder of fiscal 2023. Additionally, SG&A expense increased as a result of investments we have made within our PeopleReady segment, primarily in training for our sales team, as well as hiring additional account managers to broaden the geographical footprint of our skilled trades business.
Depreciation and amortization

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Depreciation and amortization	$6,411	$7,287
Percentage of revenue	1.4%	1.3%
Depreciation and amortization decreased for the thirteen weeks ended March 26, 2023 compared to the same period in the prior year, due to certain assets becoming fully depreciated or amortized during 2022.
Income tax expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Income tax expense (benefit)	$(640)	$1,976
Effective income tax rate	13.0%	15.8%
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

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023%		Mar 27, 2022%
Income (loss) before tax expense (benefit)	$(4,929)		$12,495

Federal income tax expense (benefit) at statutory rate	$(1,035)	21.0%	$2,624	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(223)	4.5	474	3.8
Hiring tax credits, net	765	(15.5)	(1,142)	(9.1)
Non-deductible and non-taxable items	(204)	4.1	263	2.1
Stock-based compensation	197	(4.0)	(619)	(5.0)
Other, net	(140)	2.9	376	3.0
Income tax expense (benefit)	$(640)	13.0%	$1,976	15.8%
For the thirteen weeks ended March 26, 2023, we received an income tax benefit of $(0.6) million and had an effective tax rate of 13.0%, compared to income tax expense of $2.0 million and an effective tax rate of 15.8% for the same period in the prior year.
The difference between the statutory federal income tax rate of 21.0% and our effective tax rate of 13.0% for the thirteen weeks ended March 26, 2023 was primarily due to the benefit of hiring tax credits, including the Work Opportunity Tax Credit (“WOTC”), and stock-based compensation, partially offset by state income taxes and non-deductible items.
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
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other costs and benefits not considered to be ongoing. See Note 11: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit (loss) to income (loss) before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Revenue from services	$252,628	$305,690
Segment profit	$872	$16,219
Percentage of revenue	0.3%	5.3%

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment profit declined $15.3 million, and also declined as a percentage of revenue, for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. These declines were primarily due to the decline in revenue and the associated impact from higher operating leverage, partially offset by lower workers’ compensation costs and higher bill rates, which have increased ahead of pay rates.
PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Revenue from services	$69,476	$82,006
Segment profit	$8,923	$10,972
Percentage of revenue	12.8%	13.4%
PeopleScout segment profit declined $2.0 million, and also declined as a percentage of revenue, for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. These declines were a result of the decline in revenue, combined with the relatively fixed cost structure of the recruiting business. We took actions, in the form of workforce reductions, at the end of the fiscal quarter to reduce our fixed costs for the remainder of 2023.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 26, 2023	Mar 27, 2022
Revenue from services	$143,184	$163,819
Segment profit (loss)	$(202)	$2,979
Percentage of revenue	(0.1)%	1.8%
PeopleManagement segment profit (loss) declined $3.2 million, and also declined as a percentage of revenue, for the thirteen weeks ended March 26, 2023, compared to the same period in the prior year. These declines were primarily due to the decline in revenue and the associated impact from higher operating leverage. We took actions during the fiscal first quarter to reduce costs for the remainder of 2023.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We expect revenue for the fiscal second quarter of 2023 to decline between 14% and 10% compared to the same period in the prior year, primarily due to clients’ response to macroeconomic uncertainty and the absence of the prior year demand surge. Higher revenue in the prior year within our PeopleReady segment was driven by a surge in retail project work and above average results in our existing client base as businesses found themselves in desperate need of labor during the peak of the post-pandemic recovery. The absence of this demand surge during the fiscal second quarter of 2023 is expected to account for approximately 4% of the total company revenue decline compared to the prior year.
•We anticipate gross margin contraction of between 60 and 20 basis points for the fiscal second quarter of 2023 compared to the same period in the prior year due to less contribution from PeopleScout, our highest margin segment. We anticipate gross margin to hold relatively steady for fiscal 2023, between a contraction of 20 and an expansion of 40 basis points, compared to the prior year.
•For the fiscal second quarter of 2023, we anticipate SG&A expense to be between $120 million and $124 million. For fiscal 2023, we anticipate SG&A expense to be between $495 million and $501 million. This includes approximately $1 million and $3 million in costs to upgrade our legacy PeopleReady technology for the fiscal second quarter and fiscal 2023, respectively. We will continue to exercise disciplined cost management while making investments in sales resources and digital strategies to drive profitable revenue growth.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

•During the first quarter of 2023, the PeopleScout and PeopleManagement teams reduced costs to ensure their respective operating structures were more in line with demand. These actions are expected to create $11 million of savings over the remainder of 2023. We expect to see approximately one quarter of the savings in cost of services with the remainder in SG&A.
•We expect diluted weighted average shares outstanding to be approximately 31 million for the fiscal second quarter of 2023.
•We expect our effective income tax rate for fiscal 2023 to be between 9% and 13%.
•Fiscal 2023 will include a 53rd week, which we expect will add between $22 million and $27 million in revenue, but is not expected to contribute significant net income due to it falling during a slow demand period between the Christmas and New Year holidays.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal second quarter of 2023 are expected to be approximately $9 million, and between $36 million and $40 million for fiscal 2023. We remain committed to technological innovation to transform our business for a digital future.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of March 26, 2023, we had $47.2 million in cash and cash equivalents. We also had $292.8 million available under our $300.0 million Revolving Credit Facility, as $7.2 million was utilized by outstanding standby letters of credit. We have an option to increase the total line of credit amount from $300.0 million to $450.0 million, subject to bank approval.
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
We have established investment policy directives for the Trust with the first priority to preserve capital, second to ensure sufficient liquidity to pay workers’ compensation claims, third to minimize risk by diversifying the investment portfolio, and fourth to maximize after-tax returns. Trust investments must meet minimum acceptable quality standards. The primary investments include U.S. Treasury securities, U.S. agency debentures, U.S. agency mortgages, corporate securities and municipal securities. For those investments rated by nationally recognized statistical rating organizations, the minimum ratings at time of purchase are:

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
Total collateral commitments increased $0.6 million during the thirteen week period ended March 26, 2023 primarily due to the timing of collateral contributions as required by our insurance carriers and the use of collateral to satisfy workers’ compensation claims. See Note 7: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates diminishes.

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
A summary of our cash flows for each period are as follows:

	Thirteen weeks ended
(in thousands)	Mar 26, 2023	Mar 27, 2022
Net cash provided by operating activities	$9,151	$26,442
Net cash (used in) provided by investing activities	(8,376)	255
Net cash used in financing activities	(26,825)	(36,049)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	(57)
Net change in cash, cash equivalents and restricted cash	$(26,041)	$(9,409)
Cash flows from operating activities
Cash provided by operating activities consists of net income (loss) adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
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
Net cash provided by accounts receivable collections through deleveraging during the thirteen weeks ended March 26, 2023 was partially offset by an increase in days sales outstanding primarily due to a higher percentage of receivables with longer payment terms. Cash provided by accounts receivable was further offset by net cash used for payments on accounts payable and accrued expenses. Net cash used for payments on accrued wages and benefits was primarily due to the timing and amount of annual bonus payments to employees, which are paid in the fiscal first quarter. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in the current year.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the thirteen weeks ended March 26, 2023 were higher than the thirteen weeks ended March 27, 2022 due in part to the continued investments we are making to upgrade our PeopleReady technology platform. For the thirteen weeks ended March 26, 2023, cash used for purchases of restricted investments were mostly offset by maturities. In the prior period, cash provided by maturities of restricted investments was not immediately reinvested by the Trust, and more than offset capital expenditures.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plans.
Net cash used in financing activities during the thirteen weeks ended March 26, 2023 was primarily due to the repurchase of $24.7 million of our common stock in the open market. As of March 26, 2023, $64.3 million remains available for repurchase under existing authorizations.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, and have not changed materially.

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
During the fiscal first quarter of 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of March 26, 2023.
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

There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended December 25, 2022.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 26, 2023.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
12/26/2022 through 1/22/2023	2,491	$19.58	—
1/23/2023 through 2/19/2023	353,911	$18.58	322,734
2/20/2023 through 3/26/2023	1,036,678	$18.08	1,034,119	$64.3 million
Total	1,393,080	$18.21	1,356,853
(1)Includes 36,227 shares we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions.
(3)On February 2, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of March 26, 2023, $64.3 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 25

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	LIBOR Transition Amendment to Credit Agreement, effective March 30, 2023, between TrueBlue, Inc. and Bank of America, N.A.	X

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	4/24/2023
	Signature	Date
By:	Steven C. Cooper, Chief Executive Officer and President

	/s/ Derrek L. Gafford	4/24/2023
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	4/24/2023
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 27