Form 10-Q
period 2023-06-25
TrueBlue, Inc.
filed 2023-07-24
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 25, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2023, there were 31,004,802 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value data)	June 25, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$49,653	$72,054
Accounts receivable, net of allowance of $3,493 and $3,212	267,949	314,275
Prepaid expenses and other current assets	22,825	32,530
Income tax receivable	13,407	11,353
Total current assets	353,834	430,212
Property and equipment, net	100,277	95,823
Restricted cash and investments	206,106	213,734
Deferred income taxes, net	25,830	25,842
Goodwill	85,049	93,784
Intangible assets, net	13,161	16,205
Operating lease right-of-use assets, net	52,961	50,823
Workers’ compensation claims receivable, net	70,704	75,185
Other assets, net	16,935	17,800
Total assets	$924,857	$1,019,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$48,555	$76,644
Accrued wages and benefits	82,961	92,237
Income tax payable	157	1,137
Current portion of workers’ compensation claims reserve	44,840	50,005
Current operating lease liabilities	12,268	11,963
Other current liabilities	10,422	10,889
Total current liabilities	199,203	242,875
Workers’ compensation claims reserve, less current portion	186,271	201,005
Long-term deferred compensation liabilities	31,031	26,213
Long-term operating lease liabilities	52,408	50,601
Other long-term liabilities	1,899	2,399
Total liabilities	470,812	523,093

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000 shares authorized; 30,996 and 32,730 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(19,765)	(20,018)
Retained earnings	473,809	516,332
Total shareholders’ equity	454,045	496,315
Total liabilities and shareholders’ equity	$924,857	$1,019,408
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenue from services	$475,588	$569,253	$940,876	$1,120,768
Cost of services	345,097	410,722	687,272	822,392
Gross profit	130,491	158,531	253,604	298,376
Selling, general and administrative expense	121,282	122,034	243,927	242,602
Depreciation and amortization	6,280	7,245	12,691	14,532
Goodwill and intangible asset impairment charge	9,485	—	9,485	—
Income (loss) from operations	(6,556)	29,252	(12,499)	41,242
Interest and other income (expense), net	578	(110)	1,592	395
Income (loss) before tax expense	(5,978)	29,142	(10,907)	41,637
Income tax expense	1,345	5,129	705	7,105
Net income (loss)	$(7,323)	$24,013	$(11,612)	$34,532

Net income (loss) per common share:
Basic	$(0.24)	$0.73	$(0.37)	$1.04
Diluted	$(0.24)	$0.72	$(0.37)	$1.02

Weighted average shares outstanding:
Basic	30,966	32,707	31,629	33,318
Diluted	30,966	33,149	31,629	33,832

Other comprehensive income (loss):
Foreign currency translation adjustment	$506	$(1,724)	$253	$(1,597)
Comprehensive income (loss)	$(6,817)	$22,289	$(11,359)	$32,935
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 25, 2023	June 26, 2022
Cash flows from operating activities:
Net income (loss)	$(11,612)	$34,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,691	14,532
Goodwill and intangible asset impairment charge	9,485	—
Provision for credit losses	2,408	2,572
Stock-based compensation	5,294	4,487
Deferred income taxes	(22)	2,117
Non-cash lease expense	6,249	6,518
Other operating activities	(1,099)	6,752
Changes in operating assets and liabilities:
Accounts receivable	43,915	12,524
Income taxes receivable and payable	(3,039)	(3,549)
Other assets	15,053	(8,486)
Accounts payable and other accrued expenses	(26,968)	(10,629)
Accrued wages and benefits	(9,277)	(14,638)
Workers’ compensation claims reserve	(19,899)	11,404
Operating lease liabilities	(6,295)	(6,441)
Other liabilities	3,980	1,407
Net cash provided by operating activities	20,864	53,102
Cash flows from investing activities:
Capital expenditures	(15,738)	(13,992)
Payments for company-owned life insurance	(2,347)	—
Purchases of restricted held-to-maturity investments	(9,955)	(4,950)
Maturities of restricted held-to-maturity investments	15,613	17,826
Net cash used in investing activities	(12,427)	(1,116)
Cash flows from financing activities:
Purchases and retirement of common stock	(34,200)	(60,939)
Net proceeds from employee stock purchase plans	509	536
Common stock repurchases for taxes upon vesting of restricted stock	(2,514)	(4,132)
Other	(91)	(147)
Net cash used in financing activities	(36,296)	(64,682)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(494)
Net change in cash, cash equivalents and restricted cash	(27,879)	(13,190)
Cash, cash equivalents and restricted cash, beginning of period	135,631	103,185
Cash, cash equivalents and restricted cash, end of period	$107,752	$89,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$453	$452
Income taxes	$3,760	$8,413
Operating lease liabilities	$7,793	$7,925
Non-cash transactions:
Property and equipment purchased but not yet paid	$3,345	$3,385
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,124	$4,852
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. The results of operations for the twenty-six weeks ended June 25, 2023 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Recently adopted accounting standards
There were no new accounting standards adopted during the twenty-six weeks ended June 25, 2023 that had a material impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 25, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$49,653	$49,653	$—	$—
Restricted cash and cash equivalents	58,099	58,099	—	—
Cash, cash equivalents and restricted cash (1)	$107,752	$107,752	$—	$—

Municipal debt securities	$35,989	$—	$35,989	$—
Corporate debt securities	71,897	—	71,897	—
Agency mortgage-backed securities	4,570	—	4,570	—
U.S. government and agency securities	943	—	943	—
Restricted investments classified as held-to-maturity (2)	$113,399	$—	$113,399	$—

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 25, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$72,054	$72,054	$—	$—
Restricted cash and cash equivalents	63,577	63,577	—	—
Cash, cash equivalents and restricted cash (1)	$135,631	$135,631	$—	$—

Municipal debt securities	$42,431	$—	$42,431	$—
Corporate debt securities	76,097	—	76,097	—
Agency mortgage-backed securities	48	—	48	—
U.S. government and agency securities	949	—	949	—
Restricted investments classified as held-to-maturity (2)	$119,525	$—	$119,525	$—
(1)Cash, cash equivalents and restricted cash include money market funds and deposits.
(2)Refer to Note 3: Restricted Cash and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
In addition to assets that are recorded at fair value on a recurring basis, annual and interim impairment tests may subject our reporting units with goodwill and other intangible assets to nonrecurring fair value measurement. We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of the first day of our fiscal second quarter of 2023. Refer to Note 5: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.
For our annual goodwill impairment test, the fair value of each reporting unit was estimated using a weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $9.7 million associated with the PeopleScout MSP reporting unit was impaired, and an impairment charge of $8.9 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023.
For our annual indefinite-lived intangible asset impairment test, the fair value of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.9 million was written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	June 25, 2023	December 25, 2022
Cash collateral held by insurance carriers	$30,064	$29,567
Cash and cash equivalents held in Trust	27,153	30,857
Investments held in Trust	117,206	123,678
Company-owned life insurance policies	30,801	26,479
Other restricted cash and cash equivalents	882	3,153
Total restricted cash and investments	$206,106	$213,734
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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of June 25, 2023 and December 25, 2022, were as follows:

	June 25, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$36,533	$—	$(544)	$35,989
Corporate debt securities	75,087	1	(3,191)	71,897
Agency mortgage-backed securities	4,586	—	(16)	4,570
U.S. government and agency securities	1,000	—	(57)	943
Total held-to-maturity investments	$117,206	$1	$(3,808)	$113,399

	December 25, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$42,892	$2	$(463)	$42,431
Corporate debt securities	79,736	4	(3,643)	76,097
Agency mortgage-backed securities	50	—	(2)	48
U.S. government and agency securities	1,000	—	(51)	949
Total held-to-maturity investments	$123,678	$6	$(4,159)	$119,525
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 25, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$31,087	$30,716
Due after one year through five years	86,119	82,683
Total held-to-maturity investments	$117,206	$113,399
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at June 25, 2023 and June 26, 2022, which are included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Unrealized gains (losses)	$1,558	$(3,549)	$1,975	$(5,560)

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Twenty-six weeks ended
(in thousands)	June 25, 2023	June 26, 2022
Beginning balance	$3,212	$6,687
Current period provision	2,408	2,572
Write-offs	(2,130)	(5,258)
Foreign currency translation	3	(14)
Ending balance	$3,493	$3,987
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	June 25, 2023	December 25, 2022
Prepaid software agreements	$8,869	$9,994
Other prepaid expenses	6,411	9,455
Other current assets	7,545	13,081
Prepaid expenses and other current assets	$22,825	$32,530
Other current liabilities
The balance of other current liabilities was made up of the following:

(in thousands)	June 25, 2023	December 25, 2022
Contract liabilities	$3,825	$3,812
Other current liabilities	6,597	7,077
Other current liabilities	$10,422	$10,889
NOTE 5:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 25, 2022
Goodwill before impairment		$106,304	$141,956	$81,092	$329,352
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		60,094	32,199	1,491	93,784

Impairment charge		—	(8,885)	—	(8,885)
Foreign currency translation		—	150	—	150

Balance at	June 25, 2023
Goodwill before impairment		106,304	142,106	81,092	329,502
Accumulated impairment charge		(46,210)	(118,642)	(79,601)	(244,453)
Goodwill, net		$60,094	$23,464	$1,491	$85,049

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We performed our annual impairment test as of the first day of our fiscal second quarter of 2023, for our reporting segments with remaining goodwill: PeopleReady; PeopleManagement Centerline; PeopleScout RPO; and PeopleScout MSP. The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 13.0% to 13.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, except for PeopleScout MSP which relied only on the income approach.
The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our most recent impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for PeopleScout MSP.
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2023, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipate the recent declining trends will continue into future periods. These projections were updated based on our current macroeconomic outlook and a recent industry analysis, which indicates that our business will underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balance for the PeopleScout MSP reporting unit was $0.8 million as of June 25, 2023.
Additionally, following performance of the annual impairment test we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the thirteen weeks ended June 25, 2023. Accordingly, no further impairment loss was recognized during the thirteen weeks ended June 25, 2023.
Intangible assets
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $5.4 million and $6.0 million as of June 25, 2023 and December 25, 2022, respectively, related to businesses within our PeopleScout and PeopleManagement segments.
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2023, we concluded that the carrying amount of a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our current macroeconomic outlook. The remaining balance for this trade name/trademark was $3.3 million as of June 25, 2023. The fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying value of $2.1 million as of June 25, 2023, and therefore did not result in an impairment.
Additionally, following performance of the annual impairment test we did not identify any additional events or conditions that make it more likely than not that an additional impairment may have occurred during the thirteen weeks ended June 25, 2023. Accordingly, no further impairment loss was recognized during the thirteen weeks ended June 25, 2023.
Finite-lived intangible assets
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets may have occurred during the twenty-six weeks ended June 25, 2023.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 6 years as of June 25, 2023. The weighted average discount rate was 2.2% and 2.0% at June 25, 2023 and December 25, 2022, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 25, 2023	December 25, 2022
Undiscounted workers’ compensation reserve	$250,269	$270,468
Less discount on workers’ compensation reserve	19,158	19,458
Workers’ compensation reserve, net of discount	231,111	251,010
Less current portion	44,840	50,005
Long-term portion	$186,271	$201,005
Payments made against self-insured claims were $22.4 million and $21.5 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The rates used to discount excess claims incurred during the twenty-six weeks ended June 25, 2023 and fifty-two weeks ended December 25, 2022 were 3.7% and 3.0%, respectively. The discounted workers’ compensation reserve for excess claims was $72.0 million and $76.7 million, as of June 25, 2023 and December 25, 2022, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $70.7 million and $75.2 million as of June 25, 2023 and December 25, 2022, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $5.9 million and $9.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively, and $10.7 million and $21.1 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively.
NOTE 7:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and is currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At June 25, 2023, $7.2 million was utilized by outstanding standby letters of credit, leaving $292.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $202.1 million available for additional borrowing. At December 25, 2022, $7.2 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the Secured Overnight Financing Rate, plus an adjustment of 0.10%, plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America),

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.25% and 1.50%, as described above.
A commitment fee between 0.25% and 0.50% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. Letters of credit are priced at a margin between 1.00% and 3.25%, plus a fronting fee of 0.50%.
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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of June 25, 2023:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of June 25, 2023, our consolidated leverage ratio was 0.10.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of June 25, 2023, our consolidated fixed charge coverage ratio was 48.44.
As of June 25, 2023, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 25, 2023	December 25, 2022
Cash collateral held by workers’ compensation insurance carriers	$24,209	$23,716
Cash and cash equivalents held in Trust	27,153	30,857
Investments held in Trust	117,206	123,678
Letters of credit (1)	6,077	6,077
Surety bonds (2)	20,725	20,806
Total collateral commitments	$195,370	$205,134
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Common stock shares
Beginning balance	31,507	33,608	32,730	34,861
Purchases and retirement of common stock	(520)	(907)	(1,877)	(2,234)
Net issuance under equity plans, including tax benefits	9	(17)	143	57
Stock-based compensation	—	—	—	—
Ending balance	30,996	32,684	30,996	32,684
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	487,893	483,170	516,332	508,813
Net income (loss)	(7,323)	24,013	(11,612)	34,532
Purchases and retirement of common stock (1)	(9,482)	(24,613)	(34,200)	(60,939)
Net issuance under equity plans, including tax benefits	57	51	(2,005)	(3,597)
Stock-based compensation	2,664	675	5,294	4,487
Ending balance	473,809	483,296	473,809	483,296
Accumulated other comprehensive loss
Beginning balance, net of tax	(20,271)	(15,620)	(20,018)	(15,747)
Foreign currency translation adjustment	506	(1,724)	253	(1,597)
Ending balance, net of tax	(19,765)	(17,344)	(19,765)	(17,344)
Total shareholders’ equity ending balance	$454,045	$465,953	$454,045	$465,953
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
NOTE 10:    INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Our effective income tax rate for the twenty-six weeks ended June 25, 2023 was (6.5)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to a non-deductible goodwill impairment charge, and the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate and our effective tax rate result from state and foreign income taxes, certain non-deductible and non-taxable items, and tax effects of stock-based compensation.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income (loss)	$(7,323)	$24,013	$(11,612)	$34,532

Weighted average number of common shares used in basic net income (loss) per common share	30,966	32,707	31,629	33,318
Dilutive effect of non-vested stock-based awards	—	442	—	514
Weighted average number of common shares used in diluted net income (loss) per common share	30,966	33,149	31,629	33,832

Net income (loss) per common share:
Basic	$(0.24)	$0.73	$(0.37)	$1.04
Diluted	$(0.24)	$0.72	$(0.37)	$1.02

Anti-dilutive shares	967	322	1,020	457
NOTE 12:    SEGMENT INFORMATION
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

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenue from services:
Contingent staffing
PeopleReady	$275,318	$317,943	$527,946	$623,633
PeopleManagement	140,560	161,938	283,744	325,757
Human resource outsourcing
PeopleScout	59,710	89,372	129,186	171,378
Total company	$475,588	$569,253	$940,876	$1,120,768
The following table presents a reconciliation of segment profit to income (loss) before tax expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Segment profit:
PeopleReady	$8,158	$20,325	$9,030	$36,544
PeopleManagement	2,250	4,228	2,048	7,207
PeopleScout	8,817	20,593	17,740	31,565
Total segment profit	19,225	45,146	28,818	75,316
Corporate unallocated expense	(8,215)	(6,531)	(14,923)	(13,829)
Third-party processing fees for hiring tax credits	(110)	(162)	(230)	(324)
Amortization of software as a service assets	(952)	(699)	(1,820)	(1,446)
Goodwill and intangible asset impairment charge	(9,485)	—	(9,485)	—
PeopleReady technology upgrade costs	(174)	(1,748)	(206)	(4,298)
Other benefits (costs)	(565)	491	(1,962)	355
Depreciation and amortization	(6,280)	(7,245)	(12,691)	(14,532)
Income (loss) from operations	(6,556)	29,252	(12,499)	41,242
Interest and other income (expense), net	578	(110)	1,592	395
Income (loss) before tax expense	$(5,978)	$29,142	$(10,907)	$41,637
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 15

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD-LOOKING STATEMENTS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that helps our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and heavily influenced by the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. In order to competitively differentiate our services and grow market share in these highly fragmented industries, we are committed to executing our digital strategies to increase our ability to attract and retain clients, employees, and associates, and reduce the cost of delivering our services. We have implemented these core strategies for each of our business segments: PeopleReady, PeopleScout and PeopleManagement.
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

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. We tailor our services based on individual client needs, including sourcing, screening, hiring and onboarding, as well as employer branding and recruitment marketing, to improve the candidate experience and regulatory compliance, and ultimately lower our clients’ recruiting costs. Our proprietary technology platform (AffinixTM) uses artificial intelligence and machine learning to rapidly source a qualified talent pool within minutes rather than days, and further engages candidates through a seamless digital experience. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is leveraging our strong brand reputation, continuing to invest in our sales team, and using Affinix to continue to gain market share in high growth sectors.
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
Fiscal second quarter of 2023 summary
Total company revenue declined 16.5% to $475.6 million for the thirteen weeks ended June 25, 2023, compared to the same period in the prior year. The decline was primarily driven by economic uncertainty impacting demand trends across all three segments as clients become increasingly selective in the positions they choose to fill. The decline in demand has impacted most industries and markets, especially transportation, retail and services.
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 25, 2023 decreased by 40 basis points to 27.4%, compared to 27.8% for the same period in the prior year. This decrease was primarily driven by unfavorable revenue shifts toward our lower margin staffing businesses, partially offset by lower workers’ compensation costs and higher bill rates within our PeopleReady segment, which have increased ahead of pay rates.
Total company selling, general and administrative (“SG&A”) expense decreased 0.6% to $121.3 million for the thirteen weeks ended June 25, 2023, compared to the same period in the prior year. The decrease in SG&A expense was the result of operational cost management actions we have taken in response to the decline in demand for our services, offset by inflation in certain employee costs, most notably medical benefits. The prior year included a benefit for the reversal of accrued compensation related to the resignation of our former Chief Executive Officer.
We recorded a goodwill and intangible asset impairment charge of $9.5 million ($9.3 million net of tax) during the thirteen weeks ended June 25, 2023, primarily within our PeopleScout MSP reporting unit.
The items above resulted in net loss of $7.3 million for the thirteen weeks ended June 25, 2023, compared to net income of $24.0 million for the same period in the prior year.
As of June 25, 2023, we were in a strong financial position with cash and cash equivalents of $49.7 million, no debt, and $202.1 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $251.8 million.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	Jun 25, 2023	% of revenue	Jun 26, 2022	% of revenue	Jun 25, 2023	% of revenue	Jun 26, 2022	% of revenue
Revenue from services	$475,588		$569,253		$940,876		$1,120,768

Gross profit	$130,491	27.4%	$158,531	27.8%	$253,604	27.0%	$298,376	26.6%
Selling, general and administrative expense	121,282	25.5	122,034	21.4	243,927	25.9	242,602	21.6
Depreciation and amortization	6,280	1.3	7,245	1.3	12,691	1.3	14,532	1.3
Goodwill and intangible asset impairment charge	9,485	2.0	—	—	9,485	1.0	—	—
Income (loss) from operations	(6,556)	(1.4)	29,252	5.1	(12,499)	(1.3)	41,242	3.7
Interest and other income (expense), net	578		(110)		1,592		395
Income (loss) before tax expense	(5,978)		29,142		(10,907)		41,637
Income tax expense	1,345		5,129		705		7,105
Net income (loss)	$(7,323)	(1.5)%	$24,013	4.2%	$(11,612)	(1.2)%	$34,532	3.1%

Net income (loss) per diluted share	$(0.24)		$0.72		$(0.37)		$1.02
Revenue from services

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Growth (decline) %	Segment % of total	Jun 26, 2022	Segment % of total	Jun 25, 2023	Growth (decline) %	Segment % of total	Jun 26, 2022	Segment % of total
Revenue from services:
PeopleReady	$275,318	(13.4)%	57.9%	$317,943	55.9%	$527,946	(15.3)%	56.1%	$623,633	55.6%
PeopleScout	59,710	(33.2)	12.6	89,372	15.7	129,186	(24.6)	13.7	171,378	15.3
PeopleManagement	140,560	(13.2)	29.5	161,938	28.4	283,744	(12.9)	30.2	325,757	29.1
Total company	$475,588	(16.5)%	100.0%	$569,253	100.0%	$940,876	(16.1)%	100.0%	$1,120,768	100.0%
Total company revenue declined 16.5% to $475.6 million for the thirteen weeks ended June 25, 2023, and declined 16.1% to $940.9 million for the twenty-six weeks ended June 25, 2023, compared to the same periods in the prior year, respectively. The decline was primarily driven by economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients are focused on employee retention as well as reducing costs, causing them to become increasingly selective in the positions they fill using outsourced labor providers. Our PeopleScout clients continue to face uncertain future workforce needs, and have reduced volumes in an attempt to reduce costs.
PeopleReady
PeopleReady revenue declined 13.4% to $275.3 million for the thirteen weeks ended June 25, 2023, and declined 15.3% to $527.9 million for the twenty-six weeks ended June 25, 2023, compared to the same periods in the prior year. The decline in revenue was primarily due to a decline in demand for our services, as economic uncertainty led our clients to reduce their dependence on variable labor to supplement their core workforce in order to manage their costs.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue declined 33.2% to $59.7 million for the thirteen weeks ended June 25, 2023, and declined 24.6% to $129.2 million for the twenty-six weeks ended June 25, 2023, compared to the same periods in the prior year. PeopleScout revenue declined as clients continued to respond to economic uncertainty and unknown future workforce needs through reducing hiring volumes, sourcing candidates with internal resources to control costs, and initiating hiring freezes. In the prior year comparable periods, PeopleScout benefited from increased customer volume, stimulated by historically high employee turnover rates.
PeopleManagement
PeopleManagement revenue declined 13.2% to $140.6 million for the thirteen weeks ended June 25, 2023, and declined 12.9% to $283.7 million for the twenty-six weeks ended June 25, 2023, compared to the same periods in the prior year. PeopleManagement revenue declined as clients in our on-site business continued to respond to economic uncertainty by reducing volumes.
Gross profit

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Gross profit	$130,491	$158,531	$253,604	$298,376
Percentage of revenue	27.4%	27.8%	27.0%	26.6%
Gross profit as a percentage of revenue declined 40 basis points to 27.4% for the thirteen weeks ended June 25, 2023, compared to 27.8% for the same period in the prior year. This decline was primarily due to a contraction of 130 basis points from an unfavorable revenue shift toward our lower margin staffing businesses. This contraction was partially offset by 60 basis points of expansion within our staffing businesses from lower workers’ compensation costs due to favorable development of prior year reserves. An additional 30 basis points of expansion was a result of higher bill rates in our staffing businesses, which have increased ahead of pay rates.
Gross profit as a percentage of revenue grew 40 basis points to 27.0% for the twenty-six weeks ended June 25, 2023, compared to 26.6% for the same period in the prior year. Within our staffing businesses, lower workers’ compensation costs from favorable development of prior year reserves contributed 80 basis points of expansion. An additional 30 basis points of expansion was a result of higher bill rates in our staffing businesses, which have increased ahead of pay rates. This was partially offset by a contraction of 70 basis points, due to unfavorable revenue shifts toward our lower margin staffing businesses.
SG&A expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Selling, general and administrative expense	$121,282	$122,034	$243,927	$242,602
Percentage of revenue	25.5%	21.4%	25.9%	21.6%
Total company SG&A expense decreased by $0.8 million or 0.6% for the thirteen weeks ended June 25, 2023, compared to the same period in the prior year. We incurred $0.4 million in workforce reduction costs during the period to further scale down our operating cost structure, which are expected to generate cost savings for the remainder of fiscal 2023. These and other cost cutting measures have resulted in savings of approximately $4 million during the thirteen weeks ended June 25, 2023. However, operating cost savings have been offset by inflation of certain employee costs, most notably for employee medical benefits which have been rising nation-wide. In addition, SG&A expense in the prior year included a benefit of $3.3 million for the reversal of accrued compensation related to the resignation of our former Chief Executive Officer.
Total company SG&A expense increased by $1.3 million or 0.5% for the twenty-six weeks ended June 25, 2023, compared to the same period in the prior year. We incurred $1.4 million in workforce reduction costs during the period to further scale down our operating cost structure, which are expected to generate cost savings for the remainder of fiscal 2023. These and other cost cutting measures have resulted in savings of approximately $5 million during the twenty-six weeks ended June 25, 2023. However, operating cost savings have been offset by inflation of certain employee costs, most notably for employee medical benefits, which have been rising nation-wide. In addition, SG&A expense in the prior year included a benefit of $3.3 million for the reversal of accrued compensation related to the resignation of our former Chief Executive Officer.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Depreciation and amortization	$6,280	$7,245	$12,691	$14,532
Percentage of revenue	1.3%	1.3%	1.3%	1.3%
Depreciation and amortization decreased for the thirteen weeks and twenty-six weeks ended June 25, 2023 compared to the same period in the prior year, due to certain assets becoming fully depreciated or amortized during 2022.
Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge for the thirteen and twenty-six weeks ended June 25, 2023, by reportable segment, is as follows:

(in thousands)	PeopleScout	PeopleManagement	Total company
Goodwill	$8,885	$—	$8,885
Trade names/trademark	—	600	600
Total	$8,885	$600	$9,485
Goodwill
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that the carrying amount of our PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipate the recent declining trends will continue into future periods. These projections were updated based on our current macroeconomic outlook and a recent industry analysis, which indicates that our business will underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balances for PeopleScout MSP was $0.8 million as of June 25, 2023. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the 2023 goodwill impairment.
Indefinite-lived intangible assets
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that a trade name/trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our current macroeconomic outlook. The remaining balance for this trade name/trademark was $3.3 million as of June 25, 2023.
Income tax expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Income tax expense	$1,345	$5,129	$705	$7,105
Effective income tax rate	(22.5)%	17.6%	(6.5)%	17.1%
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

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023%		Jun 26, 2022%		Jun 25, 2023%		Jun 26, 2022%
Income (loss) before tax expense	$(5,978)		$29,142		$(10,907)		$41,637

Federal income tax expense (benefit) at statutory rate	$(1,254)	21.0%	$6,120	21.0%	$(2,290)	21.0%	$8,744	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(325)	5.4	1,097	3.8	(549)	5.0	1,571	3.8
Non-deductible goodwill impairment charge	2,287	(38.3)	—	—	2,287	(21.0)	—	—
Hiring tax credits, net	536	(9.0)	(2,708)	(9.3)	1,301	(11.9)	(3,850)	(9.2)
Non-deductible and non-taxable items	38	(0.6)	156	0.5	(166)	1.5	419	1.0
Stock-based compensation	37	(0.6)	24	0.1	234	(2.1)	(595)	(1.4)
Other, net	26	(0.4)	440	1.5	(112)	1.0	816	1.9
Income tax expense	$1,345	(22.5)%	$5,129	17.6%	$705	(6.5)%	$7,105	17.1%
Significant fluctuations in our effective tax rate are primarily due to the non-deductible goodwill impairment charge and the Work Opportunity Tax Credit (“WOTC”). Other differences between the statutory federal income tax rate and our effective tax rate result from state and foreign income taxes, certain other non-deductible and non-taxable items, and the tax impact of stock-based compensation.
Of the total goodwill and intangible asset impairment charge of $9.5 million recorded in the second quarter of 2023, $8.9 million (tax effect of $2.3 million) related to goodwill from a stock acquisition, and accordingly was not deductible for tax purposes.
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
Segment performance
We evaluate performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other costs and benefits not considered to be ongoing. See Note 12: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit to income (loss) before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss) calculated in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Revenue from services	$275,318	$317,943	$527,946	$623,633
Segment profit	$8,158	$20,325	$9,030	$36,544
Percentage of revenue	3.0%	6.4%	1.7%	5.9%
PeopleReady segment profit declined $12.2 million and $27.5 million for the thirteen and twenty-six weeks ended June 25, 2023, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were primarily due to the decline in revenue and the associated impact from higher operating leverage, partially offset by lower workers’ compensation costs and higher bill rates, which have increased ahead of pay rates.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Revenue from services	$59,710	$89,372	$129,186	$171,378
Segment profit	$8,817	$20,593	$17,740	$31,565
Percentage of revenue	14.8%	23.0%	13.7%	18.4%
PeopleScout segment profit declined $11.8 million and $13.8 million for the thirteen and twenty-six weeks ended June 25, 2023, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were a result of the decline in revenue, combined with the relatively fixed cost structure of the recruiting business. We took actions in the form of workforce reductions during the fiscal first and second quarters of 2023 to reduce our costs for the remainder of the year.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 25, 2023	Jun 26, 2022	Jun 25, 2023	Jun 26, 2022
Revenue from services	$140,560	$161,938	$283,744	$325,757
Segment profit	$2,250	$4,228	$2,048	$7,207
Percentage of revenue	1.6%	2.6%	0.7%	2.2%
PeopleManagement segment profit declined $2.0 million and $5.2 million for the thirteen and twenty-six weeks ended June 25, 2023, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were primarily due to the decline in revenue and the associated impact from higher operating leverage. We took actions during the fiscal first and second quarters of 2023 to reduce costs for the remainder of the year.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We expect revenue for the fiscal third quarter of 2023 to decline between 16% and 12% compared to the same period in the prior year, primarily due to our clients’ response to macroeconomic uncertainty.
•We anticipate gross profit as a percentage of revenue to expand between 0 and 40 basis points for the fiscal third quarter of 2023 compared to the same period in the prior year. We anticipate gross profit as a percentage of revenue to expand between 0 and 60 basis points for fiscal 2023, compared to the prior year.
•For the fiscal third quarter of 2023, we anticipate SG&A expense to be between $122 million and $126 million. For fiscal 2023, we anticipate SG&A expense to be between $492 million and $498 million.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

•We expect diluted weighted average shares outstanding to be approximately 31 million for the fiscal third quarter of 2023.
•We expect an income tax benefit for fiscal 2023 between $2 million and $3 million. The estimated income tax benefit is the result of our job tax credits exceeding the income tax associated with our expected pre-tax net income before non-deductible goodwill impairment.
•Fiscal 2023 will include a 53rd week, which we expect will add between $22 million and $27 million in revenue, but is not expected to contribute significant net income due to it falling during a slow demand period between the Christmas and New Year holidays.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal third quarter of 2023 are expected to be approximately $11 million, and between $36 million and $40 million for fiscal 2023. Approximately $2 million and $5 million relates to spending for software as a service assets for the fiscal third quarter of 2023 and fiscal 2023, respectively.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of June 25, 2023, we had $49.7 million in cash and cash equivalents and no debt. We had $202.1 million available under the most restrictive covenant of our $300.0 million Revolving Credit Facility, as $7.2 million was utilized by outstanding standby letters of credit. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $300.0 million to $450.0 million, subject to lender approval.
Cash generated through our core operations is our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay any outstanding Revolving Credit Facility balances, and execute share repurchases. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
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
Total collateral commitments decreased $9.8 million during the twenty-six week period ended June 25, 2023, primarily due to the use of collateral to satisfy workers’ compensation claims, partially offset by an increase in collateral contributions required by our insurance carriers. See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost through the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates diminishes.

Page - 24

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
A summary of our cash flows for each period are as follows:

	Twenty-six weeks ended
(in thousands)	Jun 25, 2023	Jun 26, 2022
Net cash provided by operating activities	$20,864	$53,102
Net cash used in investing activities	(12,427)	(1,116)
Net cash used in financing activities	(36,296)	(64,682)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20)	(494)
Net change in cash, cash equivalents and restricted cash	$(27,879)	$(13,190)
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
In addition to the cyclical deleveraging, we experienced additional deleveraging due to the decline in revenue during the first half of fiscal 2023 as compared to the fiscal fourth quarter of 2022. Net cash provided by accounts receivable collections through deleveraging during the twenty-six weeks ended June 25, 2023 was partially offset by net cash used for payments on accounts payable and accrued expenses. Net cash used for payments on accrued wages and benefits was primarily due to the timing and amount of annual bonus payments to employees, which are paid in the fiscal first quarter. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the twenty-six weeks ended June 25, 2023 were higher than the twenty-six weeks ended June 26, 2022 due in part to the continued investments we are making to upgrade our PeopleReady technology platform. For the twenty-six weeks ended June 25, 2023, cash used for purchases of restricted investments was more than offset by maturities. In the prior period, cash provided by maturities of restricted investments was not immediately reinvested by the Trust, and more than offset capital expenditures.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash used in financing activities during the twenty-six weeks ended June 25, 2023 was primarily due to the repurchase of $34.2 million of our common stock in the open market. As of June 25, 2023, $55.1 million remains available for repurchase under existing authorizations.
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

Page - 25

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
Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization.
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
Annual impairment test
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2023. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13.0% to 13.5%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, resulting in a control premium of 27.9%.
As a result of our annual impairment test, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipate the recent declining trends will continue into future periods. These projections were updated based on our current macroeconomic outlook and a recent industry analysis, which indicates that our business will underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balance for PeopleScout MSP was $0.8 million as of June 25, 2023. Any further declines in PeopleScout MSP revenue, in excess of our updated projections, could give rise to an additional impairment.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Based on our assessment, we concluded the fair value of all other reporting units were substantially in excess of their carrying value, and the goodwill associated with those reporting units was not impaired. Additionally, following performance of the annual impairment test we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 25, 2023. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the 2023 goodwill impairment.
There was no goodwill impairment charge recorded during fiscal 2022 nor 2021.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets for trade names/trademarks related to business within our PeopleManagement and PeopleScout segments. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.
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
Annual impairment test
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 25, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our current macroeconomic outlook. The remaining balance for this trade name/trademark was $3.3 million as of June 25, 2023.
The fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying value of $2.1 million as of June 25, 2023, and therefore did not result in an impairment. Additionally, following performance of the annual impairment test we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 25, 2023.
No impairment charge was recorded during fiscal 2022 nor 2021.

Page - 27

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
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets or other long-lived assets may have occurred during the thirteen or twenty-six weeks ended June 25, 2023.
No impairment charge was recorded during fiscal 2022 or 2021.
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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the fiscal second quarter of 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 25, 2023.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 25, 2023.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
3/27/2023 through 4/23/2023	521,433	$17.67	520,225	$55.1 million
4/24/2023 through 5/21/2023	1,014	$15.21	—	$55.1 million
5/22/2023 through 6/25/2023	1,219	$16.69	—	$55.1 million
Total	523,666	$17.66	520,225
(1)Includes 3,441 shares we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On February 2, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of June 25, 2023, $55.1 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
None.

Page - 29

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	2016 Omnibus Incentive Plan, as amended and restated, effective May 11, 2023.	X

10.2	2010 Employee Stock Purchase Plan, as amended and restated, effective May 11, 2023.	X

31.1	Certification of Steven C. Cooper, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Steven C. Cooper	7/24/2023
	Signature	Date
By:	Steven C. Cooper, Chief Executive Officer and President

	/s/ Derrek L. Gafford	7/24/2023
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	7/24/2023
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 31