Form 10-Q
period 2023-09-24
TrueBlue, Inc.
filed 2023-10-23
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 24, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2023, there were 31,139,746 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	September 24, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$47,113	$72,054
Accounts receivable, net of allowance of $2,762 and $3,212	276,233	314,275
Prepaid expenses and other current assets	23,021	32,530
Income tax receivable	13,239	11,353
Total current assets	359,606	430,212
Property and equipment, net	102,809	95,823
Restricted cash and investments	198,829	213,734
Deferred income taxes, net	29,120	25,842
Goodwill	84,753	93,784
Intangible assets, net	11,823	16,205
Operating lease right-of-use assets, net	52,393	50,823
Workers’ compensation claims receivable, net	61,858	75,185
Other assets, net	13,840	17,800
Total assets	$915,031	$1,019,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$48,879	$76,644
Accrued wages and benefits	87,080	92,237
Income tax payable	158	1,137
Current portion of workers’ compensation claims reserve	44,091	50,005
Current operating lease liabilities	12,438	11,963
Other current liabilities	7,928	10,889
Total current liabilities	200,574	242,875
Workers’ compensation claims reserve, less current portion	173,361	201,005
Long-term deferred compensation liabilities	31,323	26,213
Long-term operating lease liabilities	51,651	50,601
Other long-term liabilities	1,496	2,399
Total liabilities	458,405	523,093

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 31,108,594 and 32,729,689 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,070)	(20,018)
Retained earnings	477,695	516,332
Total shareholders’ equity	456,626	496,315
Total liabilities and shareholders’ equity	$915,031	$1,019,408
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenue from services	$473,196	$575,721	$1,414,072	$1,696,489
Cost of services	349,023	419,802	1,036,295	1,242,194
Gross profit	124,173	155,919	377,777	454,295
Selling, general and administrative expense	120,715	124,351	364,642	366,953
Depreciation and amortization	6,184	7,483	18,875	22,015
Goodwill and intangible asset impairment charge	—	—	9,485	—
Income (loss) from operations	(2,726)	24,085	(15,225)	65,327
Interest and other income (expense), net	390	703	1,982	1,098
Income (loss) before tax expense (benefit)	(2,336)	24,788	(13,243)	66,425
Income tax expense (benefit)	(2,326)	4,092	(1,621)	11,197
Net income (loss)	$(10)	$20,696	$(11,622)	$55,228

Net income (loss) per common share:
Basic	$0.00	$0.64	$(0.37)	$1.67
Diluted	$0.00	$0.63	$(0.37)	$1.65

Weighted average shares outstanding:
Basic	30,932	32,434	31,397	33,023
Diluted	30,932	32,818	31,397	33,511

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,305)	$(3,053)	$(1,052)	$(4,650)
Comprehensive income (loss)	$(1,315)	$17,643	$(12,674)	$50,578
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 24, 2023	September 25, 2022
Cash flows from operating activities:
Net income (loss)	$(11,622)	$55,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,875	22,015
Goodwill and intangible asset impairment charge	9,485	—
Provision for credit losses	3,254	3,352
Stock-based compensation	10,219	7,675
Deferred income taxes	(3,344)	2,046
Non-cash lease expense	9,449	9,694
Other operating activities	(1,661)	8,772
Changes in operating assets and liabilities:
Accounts receivable	34,790	21,388
Income taxes receivable and payable	(3,001)	186
Other assets	26,795	(564)
Accounts payable and other accrued expenses	(26,879)	(22,935)
Accrued wages and benefits	(5,156)	(10,277)
Workers’ compensation claims reserve	(33,558)	(4,304)
Operating lease liabilities	(9,498)	(9,673)
Other liabilities	1,421	(2,529)
Net cash provided by operating activities	19,569	80,074
Cash flows from investing activities:
Capital expenditures	(23,095)	(22,685)
Payments for company-owned life insurance	(2,347)	—
Proceeds from company-owned life insurance	1,662	—
Purchases of restricted held-to-maturity investments	(26,894)	(4,950)
Maturities of restricted held-to-maturity investments	24,118	23,697
Net cash used in investing activities	(26,556)	(3,938)
Cash flows from financing activities:
Purchases and retirement of common stock	(34,178)	(60,939)
Net proceeds from employee stock purchase plans	704	780
Common stock repurchases for taxes upon vesting of restricted stock	(3,759)	(4,347)
Other	(96)	(203)
Net cash used in financing activities	(37,329)	(64,709)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(757)	(2,482)
Net change in cash, cash equivalents and restricted cash	(45,073)	8,945
Cash, cash equivalents and restricted cash, beginning of period	135,631	103,185
Cash, cash equivalents and restricted cash, end of period	$90,558	$112,130

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$721	$828
Income taxes	$4,732	$8,907
Operating lease liabilities	$11,718	$11,824
Non-cash transactions:
Property and equipment purchased but not yet paid	$3,550	$3,131
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,943	$7,015
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022. The results of operations for the thirty-nine weeks ended September 24, 2023 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirty-nine weeks ended September 24, 2023 that had a material impact on our financial statements.
Recently issued accounting standards not yet adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 24, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$47,113	$47,113	$—	$—
Restricted cash and cash equivalents	43,445	43,445	—	—
Cash, cash equivalents and restricted cash (1)	$90,558	$90,558	$—	$—

Municipal debt securities	$34,066	$—	$34,066	$—
Corporate debt securities	77,301	—	77,301	—
Agency mortgage-backed securities	8,751	—	8,751	—
U.S. government and agency securities	932	—	932	—
Restricted investments classified as held-to-maturity (2)	$121,050	$—	$121,050	$—

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 25, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$72,054	$72,054	$—	$—
Restricted cash and cash equivalents	63,577	63,577	—	—
Cash, cash equivalents and restricted cash (1)	$135,631	$135,631	$—	$—

Municipal debt securities	$42,431	$—	$42,431	$—
Corporate debt securities	76,097	—	76,097	—
Agency mortgage-backed securities	48	—	48	—
U.S. government and agency securities	949	—	949	—
Restricted investments classified as held-to-maturity (2)	$119,525	$—	$119,525	$—
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
For our 2023 annual goodwill impairment test, the fair value of each reporting unit was estimated using a weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $9.7 million associated with the PeopleScout MSP reporting unit was impaired, and an impairment charge of $8.9 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023.
For our 2023 annual indefinite-lived intangible asset impairment test, the fair value of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.9 million was written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	September 24, 2023	December 25, 2022
Cash collateral held by insurance carriers	$24,727	$29,567
Cash and cash equivalents held in Trust	17,842	30,857
Investments held in Trust	125,379	123,678
Company-owned life insurance policies	30,005	26,479
Other restricted cash and cash equivalents	876	3,153
Total restricted cash and investments	$198,829	$213,734
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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of September 24, 2023 and December 25, 2022, were as follows:

	September 24, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$34,783	$—	$(717)	$34,066
Corporate debt securities	80,759	—	(3,458)	77,301
Agency mortgage-backed securities	8,839	—	(88)	8,751
U.S. government and agency securities	998	—	(66)	932
Total held-to-maturity investments	$125,379	$—	$(4,329)	$121,050

	December 25, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$42,892	$2	$(463)	$42,431
Corporate debt securities	79,736	4	(3,643)	76,097
Agency mortgage-backed securities	50	—	(2)	48
U.S. government and agency securities	1,000	—	(51)	949
Total held-to-maturity investments	$123,678	$6	$(4,159)	$119,525
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 24, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$32,068	$31,617
Due after one year through five years	85,528	81,848
Due after five years through ten years	7,783	7,585
Total held-to-maturity investments	$125,379	$121,050
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. During the thirteen and thirty-nine weeks ended September 24, 2023, we received proceeds from company-owned life insurance policies of $1.7 million, of which $1.4 million was in excess of the cash surrender value of the related policies and recognized in selling, general and administrative (“SG&A”) expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized gains and losses related to investments still held at September 24, 2023 and September 25, 2022, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Unrealized gains (losses)	$(493)	$(1,516)	$1,482	$(7,076)

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirty-nine weeks ended
(in thousands)	September 24, 2023	September 25, 2022
Beginning balance	$3,212	$6,687
Current period provision	3,254	3,352
Write-offs	(3,702)	(6,731)
Foreign currency translation	(2)	(22)
Ending balance	$2,762	$3,286
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	September 24, 2023	December 25, 2022
Prepaid software agreements	$8,626	$9,994
Other prepaid expenses	8,640	9,455
Other current assets	5,755	13,081
Prepaid expenses and other current assets	$23,021	$32,530

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 25, 2022
Goodwill before impairment		$106,304	$141,956	$81,092	$329,352
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		60,094	32,199	1,491	93,784

Impairment charge		—	(8,885)	—	(8,885)
Foreign currency translation		—	(146)	—	(146)

Balance at	September 24, 2023
Goodwill before impairment		106,304	141,810	81,092	329,206
Accumulated impairment charge		(46,210)	(118,642)	(79,601)	(244,453)
Goodwill, net		$60,094	$23,168	$1,491	$84,753
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
As a result of our 2023 annual impairment test, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the current year declining trends would continue into future periods. These projections were updated based on our then-current outlook and a recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balance for the PeopleScout MSP reporting unit was $0.8 million as of September 24, 2023.
Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment loss was recognized during the thirty-nine weeks ended September 24, 2023.
Intangible assets
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $5.4 million and $6.0 million as of September 24, 2023 and December 25, 2022, respectively, related to businesses within our PeopleScout and PeopleManagement segments.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of our 2023 annual impairment test, we concluded that the carrying amount of a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. The remaining balance for this trade name/trademark was $3.3 million as of September 24, 2023.
Additionally, following performance of the annual impairment test, we did not identify any additional events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment loss was recognized during the thirty-nine weeks ended September 24, 2023.
Finite-lived intangible assets
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets may have occurred during the thirty-nine weeks ended September 24, 2023.
NOTE 6:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 6 years as of September 24, 2023. The weighted average discount rate was 2.3% and 2.0% at September 24, 2023 and December 25, 2022, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 24, 2023	December 25, 2022
Undiscounted workers’ compensation reserve	$237,242	$270,468
Less discount on workers’ compensation reserve	19,790	19,458
Workers’ compensation reserve, net of discount	217,452	251,010
Less current portion	44,091	50,005
Long-term portion	$173,361	$201,005
Payments made against self-insured claims were $32.6 million and $28.1 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 17 years. The rates used to discount excess claims incurred during the thirty-nine weeks ended September 24, 2023 and fifty-two weeks ended December 25, 2022 were 3.9% and 3.0%, respectively. The discounted workers’ compensation reserve for excess claims was $63.1 million and $76.7 million, as of September 24, 2023 and December 25, 2022, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $61.9 million and $75.2 million as of September 24, 2023 and December 25, 2022, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $7.8 million and $6.9 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively, and $18.5 million and $28.0 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and is currently set to mature on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At September 24, 2023, $7.2 million was utilized by outstanding standby letters of credit, leaving $292.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $123.0 million available for additional borrowing. At December 25, 2022, $7.2 million was utilized by outstanding standby letters of credit.
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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of September 24, 2023:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the amended credit agreement. As of September 24, 2023, our consolidated leverage ratio was 0.17.
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of September 24, 2023, our consolidated fixed charge coverage ratio was 27.83.
As of September 24, 2023, we were in compliance with all effective covenants related to the Revolving Credit Facility.

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 24, 2023	December 25, 2022
Cash collateral held by workers’ compensation insurance carriers	$18,872	$23,716
Cash and cash equivalents held in Trust	17,842	30,857
Investments held in Trust	125,379	123,678
Letters of credit (1)	6,077	6,077
Surety bonds (2)	20,725	20,806
Total collateral commitments	$188,895	$205,134
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

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Common stock shares
Beginning balance	30,996	32,684	32,730	34,861
Purchases and retirement of common stock	—	—	(1,877)	(2,234)
Net issuance under equity plans, including tax benefits	113	9	256	66
Stock-based compensation	—	—	—	—
Ending balance	31,109	32,693	31,109	32,693
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	473,809	483,296	516,332	508,813
Net income (loss)	(10)	20,696	(11,622)	55,228
Purchases and retirement of common stock (1)	22	—	(34,178)	(60,939)
Net issuance under equity plans, including tax benefits	(1,051)	30	(3,056)	(3,567)
Stock-based compensation	4,925	3,188	10,219	7,675
Ending balance	477,695	507,210	477,695	507,210
Accumulated other comprehensive loss
Beginning balance, net of tax	(19,765)	(17,344)	(20,018)	(15,747)
Foreign currency translation adjustment	(1,305)	(3,053)	(1,052)	(4,650)
Ending balance, net of tax	(21,070)	(20,397)	(21,070)	(20,397)
Total shareholders’ equity ending balance	$456,626	$486,814	$456,626	$486,814
(1)Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on our Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases and the related excise tax as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.
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
Our effective income tax rate for the thirty-nine weeks ended September 24, 2023 was 12.2%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to a non-deductible goodwill impairment charge and the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate and our effective tax rate result from certain other non-deductible and non-taxable items, the tax impact of stock-based compensation, and state and foreign income taxes.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income (loss)	$(10)	$20,696	$(11,622)	$55,228

Weighted average number of common shares used in basic net income (loss) per common share	30,932	32,434	31,397	33,023
Dilutive effect of non-vested stock-based awards	—	384	—	488
Weighted average number of common shares used in diluted net income (loss) per common share	30,932	32,818	31,397	33,511

Net income (loss) per common share:
Basic	$0.00	$0.64	$(0.37)	$1.67
Diluted	$0.00	$0.63	$(0.37)	$1.65

Anti-dilutive shares	945	485	937	439
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

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenue from services:
Contingent staffing
PeopleReady	$283,187	$334,639	$811,133	$958,272
PeopleManagement	137,065	163,618	420,809	489,375
Human resource outsourcing
PeopleScout	52,944	77,464	182,130	248,842
Total company	$473,196	$575,721	$1,414,072	$1,696,489
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Segment profit:
PeopleReady	$9,656	$28,732	$18,686	$65,276
PeopleManagement	2,134	4,463	4,182	11,670
PeopleScout	6,272	10,707	24,012	42,272
Total segment profit	18,062	43,902	46,880	119,218
Corporate unallocated expense	(8,122)	(9,396)	(23,045)	(23,225)
Third-party processing fees for hiring tax credits	(90)	(162)	(320)	(486)
Amortization of software as a service assets	(1,064)	(729)	(2,884)	(2,175)
Goodwill and intangible asset impairment charge	—	—	(9,485)	—
PeopleReady technology upgrade costs	(696)	(1,858)	(902)	(6,156)
Executive leadership transition costs	(2,492)	—	(2,492)	1,422
Other benefits (costs)	(2,140)	(189)	(4,102)	(1,256)
Depreciation and amortization	(6,184)	(7,483)	(18,875)	(22,015)
Income (loss) from operations	(2,726)	24,085	(15,225)	65,327
Interest and other income (expense), net	390	703	1,982	1,098
Income (loss) before tax expense (benefit)	$(2,336)	$24,788	$(13,243)	$66,425
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 16

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. We tailor our services based on individual client needs, including sourcing, screening, hiring and onboarding, as well as employer branding and recruitment marketing, to improve the candidate experience and regulatory compliance, and ultimately lower our clients’ recruiting costs. Our proprietary technology platform (AffinixTM) uses artificial intelligence and machine learning to rapidly source a qualified talent pool within minutes, and engages candidates through a seamless digital experience. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is leveraging our strong brand reputation, continuing to invest in our sales team, and using Affinix to continue to gain market share in high growth sectors.
PeopleManagement
PeopleManagement provides recruitment and on-site management of a facility’s contingent industrial workforce throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement continues to be growing our client base by targeting local and underserved markets, as well as investing in client and associate care programs to improve retention.
Fiscal third quarter of 2023 summary
Total company revenue declined 17.8% to $473.2 million for the thirteen weeks ended September 24, 2023, compared to the same period in the prior year. The decline was primarily driven by continued economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients are focused on employee retention as well as reducing costs, causing them to become increasingly selective in the positions they fill using outsourced labor providers. The decline in demand has impacted most industries and markets, especially transportation, retail and services.
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 24, 2023 decreased by 90 basis points to 26.2%, compared to 27.1% for the same period in the prior year. This decrease was primarily driven by changes in revenue mix towards our lower margin staffing businesses.
Total company selling, general and administrative (“SG&A”) expense decreased 2.9% to $120.7 million for the thirteen weeks ended September 24, 2023, compared to the same period in the prior year. SG&A expense decreased as a result of operational cost management actions we have taken in response to the decline in demand for our services, while maintaining our operational strengths and readiness to increase our market share when demand rebounds. These cost reductions were partially offset by inflation in certain employee costs, most notably medical benefits.
The items above resulted in net loss of $0.0 million for the thirteen weeks ended September 24, 2023, compared to net income of $20.7 million for the same period in the prior year.
As of September 24, 2023, we had cash and cash equivalents of $47.1 million, no debt, and $123.0 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $170.1 million.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 24, 2023	% of revenue	Sep 25, 2022	% of revenue	Sep 24, 2023	% of revenue	Sep 25, 2022	% of revenue
Revenue from services	$473,196		$575,721		$1,414,072		$1,696,489

Gross profit	$124,173	26.2%	$155,919	27.1%	$377,777	26.7%	$454,295	26.8%
Selling, general and administrative expense	120,715	25.5	124,351	21.6	364,642	25.8	366,953	21.6
Depreciation and amortization	6,184	1.3	7,483	1.3	18,875	1.3	22,015	1.3
Goodwill and intangible asset impairment charge	—	—	—	—	9,485	0.7	—	—
Income (loss) from operations	(2,726)	(0.6)	24,085	4.2	(15,225)	(1.1)	65,327	3.9
Interest and other income (expense), net	390		703		1,982		1,098
Income (loss) before tax expense (benefit)	(2,336)		24,788		(13,243)		66,425
Income tax expense (benefit)	(2,326)		4,092		(1,621)		11,197
Net income (loss)	$(10)	0.0%	$20,696	3.6%	$(11,622)	(0.8)%	$55,228	3.3%

Net income (loss) per diluted share	$0.00		$0.63		$(0.37)		$1.65
Revenue from services

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Growth (decline) %	Segment % of total	Sep 25, 2022	Segment % of total	Sep 24, 2023	Growth (decline) %	Segment % of total	Sep 25, 2022	Segment % of total
Revenue from services:
PeopleReady	$283,187	(15.4)%	59.8%	$334,639	58.1%	$811,133	(15.4)%	57.4%	$958,272	56.5%
PeopleScout	52,944	(31.7)	11.2	77,464	13.5	182,130	(26.8)	12.8	248,842	14.7
PeopleManagement	137,065	(16.2)	29.0	163,618	28.4	420,809	(14.0)	29.8	489,375	28.8
Total company	$473,196	(17.8)%	100.0%	$575,721	100.0%	$1,414,072	(16.6)%	100.0%	$1,696,489	100.0%
Total company revenue declined 17.8% to $473.2 million for the thirteen weeks ended September 24, 2023, and declined 16.6% to $1.4 billion for the thirty-nine weeks ended September 24, 2023, compared to the same periods in the prior year. These declines were primarily driven by continued economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients are focused on employee retention as well as reducing costs, causing them to become increasingly selective in the positions they fill using outsourced labor providers. Our PeopleScout clients continue to face uncertain future workforce needs, and have reduced volumes in an attempt to manage costs.
PeopleReady
PeopleReady revenue declined 15.4% to $283.2 million for the thirteen weeks ended September 24, 2023, and declined 15.4% to $811.1 million for the thirty-nine weeks ended September 24, 2023, compared to the same periods in the prior year. PeopleReady revenue declined as a result of continued economic uncertainty, leading our clients to reduce their dependence on variable labor to supplement their core workforce in order to manage their costs. Our clients are focused on employee retention, causing them to become increasingly selective in the positions they fill using outsourced labor providers.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue declined 31.7% to $52.9 million for the thirteen weeks ended September 24, 2023, and declined 26.8% to $182.1 million for the thirty-nine weeks ended September 24, 2023, compared to the same periods in the prior year. PeopleScout revenue declined as clients continued to respond to economic uncertainty and unknown future workforce needs through reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. In addition, the prior year comparable periods benefited from historically high client employee turnover rates, which increased volumes for those periods.
PeopleManagement
PeopleManagement revenue declined 16.2% to $137.1 million for the thirteen weeks ended September 24, 2023, and declined 14.0% to $420.8 million for the thirty-nine weeks ended September 24, 2023, compared to the same periods in the prior year. PeopleManagement revenue declined as clients in our on-site business continued to respond to economic uncertainty by reducing dependence on variable labor to supplement their core workforce.
Gross profit

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Gross profit	$124,173	$155,919	$377,777	$454,295
Percentage of revenue	26.2%	27.1%	26.7%	26.8%
Gross profit as a percentage of revenue declined 90 basis points to 26.2% for the thirteen weeks ended September 24, 2023, compared to 27.1% for the same period in the prior year. A contraction of 90 basis points was due to unfavorable revenue shifts toward our lower margin staffing businesses, including revenue growth in the renewable energy business within PeopleReady, which has lower margins than average PeopleReady margins. Our staffing businesses contributed an additional 30 basis points of contraction from higher workers’ compensation costs, offset by 30 basis points of expansion as a result of disciplined pricing in the form of bill rates, which have increased ahead of pay rates.
Gross profit as a percentage of revenue declined 10 basis points to 26.7% for the thirty-nine weeks ended September 24, 2023, compared to 26.8% for the same period in the prior year. A contraction of 80 basis points was due to unfavorable revenue shifts toward our lower margin staffing businesses. The contraction was partially offset by 40 basis points of expansion due to lower workers’ compensation costs in our staffing businesses. An additional 30 basis points of expansion was a result of higher bill rates in our staffing businesses, which have increased ahead of pay rates.
SG&A expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Selling, general and administrative expense	$120,715	$124,351	$364,642	$366,953
Percentage of revenue	25.5%	21.6%	25.8%	21.6%
Total company SG&A expense decreased by $3.6 million or 2.9% for the thirteen weeks ended September 24, 2023, compared to the same period in the prior year. The cost cutting measures taken during fiscal 2023 to scale down our operating cost structure have resulted in savings of approximately $12 million during the thirteen weeks ended September 24, 2023. Cost reductions were made to promote a return to profitability, while maintaining our operational strengths and readiness to increase market share when demand rebounds. However, operating cost savings have been partially offset by inflation of certain employee costs, most notably for employee medical benefits which have been rising nation-wide. Cost savings were also offset by $2.5 million of accelerated compensation costs related to transitions in our executive leadership.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total company SG&A expense decreased by $2.3 million or 0.6% for the thirty-nine weeks ended September 24, 2023, compared to the same period in the prior year. We incurred $2.1 million in workforce reduction costs during the period to scale down our operating cost structure in conjunction with other cost cutting measures, which have resulted in savings of approximately $17 million during the thirty-nine weeks ended September 24, 2023. Cost reductions were made promote a return to profitability, while maintaining our operational strengths and readiness to increase market share when demand rebounds. However, operating cost savings have been partially offset by inflation of certain employee costs, most notably for employee medical benefits, which have been rising nation-wide. Cost savings were also offset by $2.5 million of accelerated compensation costs related to transitions in our executive leadership. SG&A expense in the prior year included a benefit of $3.3 million for the reversal of accrued compensation related to the resignation of a former Chief Executive Officer.
Depreciation and amortization

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Depreciation and amortization	$6,184	$7,483	$18,875	$22,015
Percentage of revenue	1.3%	1.3%	1.3%	1.3%
Depreciation and amortization decreased for the thirteen weeks and thirty-nine weeks ended September 24, 2023 compared to the same periods in the prior year, due to certain assets becoming fully depreciated or amortized during 2022.
Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge for the thirty-nine weeks ended September 24, 2023, by reportable segment, is as follows:

(in thousands)	PeopleScout	PeopleManagement	Total company
Goodwill	$8,885	$—	$8,885
Trade names/trademark	—	600	600
Total	$8,885	$600	$9,485
Goodwill
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that the carrying amount of our PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the current year declining trends would continue into future periods. These projections were updated based on our then-current outlook and a recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. No further impairment loss was recognized during the thirteen weeks ended September 24, 2023. The remaining goodwill balance for PeopleScout MSP was $0.8 million as of September 24, 2023. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Indefinite-lived intangible assets
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that a trade name/trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. No further impairment loss was recognized during the thirteen weeks ended September 24, 2023. The remaining balance for this trade name/trademark was $3.3 million as of September 24, 2023.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income tax expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Income tax expense (benefit)	$(2,326)	$4,092	$(1,621)	$11,197
Effective income tax rate	99.6%	16.5%	12.2%	16.9%
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
The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023%		Sep 25, 2022%		Sep 24, 2023%		Sep 25, 2022%
Income (loss) before tax expense (benefit)	$(2,336)		$24,788		$(13,243)		$66,425

Federal income tax expense (benefit) at statutory rate	$(491)	21.0%	$5,206	21.0%	$(2,781)	21.0%	$13,950	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	107	(4.6)	1,245	5.0	(442)	3.3	2,816	4.2
Non-deductible goodwill impairment charge	—	—	—	—	2,287	(17.3)	—	—
Hiring tax credits, net	(2,895)	123.9	(2,689)	(10.8)	(1,594)	12.0	(6,539)	(9.8)
Non-deductible and non-taxable items	542	(23.2)	1,560	6.3	376	(2.8)	1,979	3.0
Stock-based compensation	391	(16.7)	(5)	0.0	625	(4.7)	(600)	(0.9)
Other, net	20	(0.8)	(1,225)	(5.0)	(92)	0.7	(409)	(0.6)
Income tax expense (benefit)	$(2,326)	99.6%	$4,092	16.5%	$(1,621)	12.2%	$11,197	16.9%
Significant fluctuations in our effective tax rate are primarily due to the non-deductible goodwill impairment charge and the Work Opportunity Tax Credit (“WOTC”). Other differences between the statutory federal income tax rate and our effective tax rate result from certain other non-deductible and non-taxable items, the tax impact of stock-based compensation, and state and foreign income taxes.
Of the total goodwill and intangible asset impairment charge of $9.5 million recorded in the fiscal second quarter of 2023, $8.9 million (tax effect of $2.3 million) related to goodwill from a stock acquisition, and accordingly was not deductible for tax purposes.
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

Page - 22

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
PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Revenue from services	$283,187	$334,639	$811,133	$958,272
Segment profit	$9,656	$28,732	$18,686	$65,276
Percentage of revenue	3.4%	8.6%	2.3%	6.8%
PeopleReady segment profit declined $19.1 million and $46.6 million for the thirteen and thirty-nine weeks ended September 24, 2023, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were primarily due to the decline in revenue and the relatively high level of fixed to variable costs within SG&A expense which creates higher operating leverage, as well as changes in revenue mix towards our lower margin renewable energy business.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Revenue from services	$52,944	$77,464	$182,130	$248,842
Segment profit	$6,272	$10,707	$24,012	$42,272
Percentage of revenue	11.8%	13.8%	13.2%	17.0%
PeopleScout segment profit declined $4.4 million and $18.3 million for the thirteen and thirty-nine weeks ended September 24, 2023, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were a result of the decline in revenue, the effects of which were softened by our workforce reductions during each quarter of 2023 to manage our operating cost structure.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 24, 2023	Sep 25, 2022	Sep 24, 2023	Sep 25, 2022
Revenue from services	$137,065	$163,618	$420,809	$489,375
Segment profit	$2,134	$4,463	$4,182	$11,670
Percentage of revenue	1.6%	2.7%	1.0%	2.4%
PeopleManagement segment profit declined $2.3 million and $7.5 million for the thirteen and thirty-nine weeks ended September 24, 2023, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were primarily due to the decline in revenue and the associated impact from higher operating leverage. We took actions during each quarter of 2023 to reduce costs for the remainder of the year.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•The fiscal fourth quarter of 2023 will include a 14th week, which we expect will add between $17 million and $22 million in revenue, but is expected to contribute a small net loss due to it falling during a slow demand period between the Christmas and New Year holidays.
The outlook information below is on a comparable 13-week basis:
•We expect revenue for the fiscal fourth quarter of 2023 to decline between 19% and 15% compared to the same period in the prior year, primarily due to our clients’ continued response to macroeconomic uncertainty.
•We anticipate gross profit as a percentage of revenue to remain relatively consistent for the fiscal fourth quarter of 2023 compared to the same period in the prior year.
•For the fiscal fourth quarter of 2023, we anticipate SG&A expense to be between $123 million and $127 million.
•We expect basic weighted average shares outstanding to be approximately 31 million for the fiscal fourth quarter of 2023. This expectation does not include the impact of potential share repurchases.
•We expect an income tax benefit for fiscal fourth quarter of 2023 between $4 million and $6 million. The estimated income tax benefit is primarily the result of our hiring tax credits.
Liquidity outlook
•Capital expenditures and spending for software as a service assets for the fiscal fourth quarter of 2023 are expected to be approximately $11 million. Approximately $1 million relates to spending for software as a service assets.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe our cash and borrowing capacity are sufficient sources of funding to meet our short and long term obligations. As of September 24, 2023, we had $47.1 million in cash and cash equivalents and no debt. We had $123.0 million available under the most restrictive covenant of our $300.0 million Revolving Credit Facility, as $7.2 million was utilized by outstanding standby letters of credit. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $300.0 million to $450.0 million, subject to lender approval.
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
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our workers’ compensation claims history and market dynamics. We generally anticipate our collateral commitments to grow as we grow our business. We pay our premiums and deposit our collateral in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”), and are used to pay workers’ compensation claims as they are filed. See Note 6: Workers' Compensation Insurance and Reserves, and Note 3: Restricted Cash and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash and investments held in Trust.
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
Total collateral commitments decreased $16.2 million during the thirty-nine week period ended September 24, 2023, primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost through improving the safety of our associates with our safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates has diminished.

Page - 25

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
A summary of our cash flows for each period are as follows:

	Thirty-nine weeks ended
(in thousands)	Sep 24, 2023	Sep 25, 2022
Net cash provided by operating activities	$19,569	$80,074
Net cash used in investing activities	(26,556)	(3,938)
Net cash used in financing activities	(37,329)	(64,709)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(757)	(2,482)
Net change in cash, cash equivalents and restricted cash	$(45,073)	$8,945
Cash flows from operating activities
Cash provided by operating activities consists of net income (loss) adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
Demand for our services is generally lower during the fiscal first quarter, due in part to limitations in outside work during the winter months and slowdowns in manufacturing and logistics after the fiscal fourth quarter holiday season. This results in a deleveraging of accounts receivable and accounts payable compared to the prior year-end. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of employee bonus payments, and timing of payroll tax payments.
In addition to the cyclical deleveraging, we experienced additional deleveraging of accounts receivable and payable due to the decline in revenue during the thirteen weeks ended September 24, 2023 as compared to the fiscal fourth quarter of 2022. Net cash provided by accounts receivable collections through deleveraging during the thirty-nine weeks ended September 24, 2023 was partially offset by net cash used for payments on accounts payable and accrued expenses. Net cash used for payments on accrued wages and benefits was primarily due to the timing and amount of annual bonus payments to employees, which are paid in the fiscal first quarter. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the thirty-nine weeks ended September 24, 2023 were higher than the thirty-nine weeks ended September 25, 2022 due in part to the continued investments we are making to upgrade our PeopleReady technology platform. For the thirty-nine weeks ended September 24, 2023, cash used for purchases of restricted investments was partially offset by maturities. In the prior period, cash provided by maturities of restricted investments was not immediately reinvested by the Trust, and partially offset capital expenditures.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash used in financing activities during the thirty-nine weeks ended September 24, 2023 was primarily due to the repurchase of $34.2 million of our common stock in the open market. As of September 24, 2023, $55.1 million remains available for repurchase under existing authorizations.
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

Page - 26

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

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

As a result of our annual impairment test, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the current year declining trends would continue into future periods. These projections were updated based on our then-current outlook and a recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balance for PeopleScout MSP was $0.8 million as of September 24, 2023. Any further declines in PeopleScout MSP revenue, in excess of our projections used in the annual impairment test, could give rise to an additional impairment. Based on our annual impairment test, we concluded the fair value of all other reporting units were substantially in excess of their carrying value, and the goodwill associated with those reporting units was not impaired.
Operating results have declined compared to our expectations as of the date of the annual impairment test; however, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the thirty-nine weeks ended September 24, 2023. Further declines in our projected operating performance could give rise to a future impairment. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on the 2023 goodwill impairment.
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
Annual impairment test
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 24, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. The remaining balance for this trade name/trademark was $3.3 million as of September 24, 2023.
The fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying value of $2.1 million, and therefore did not result in an impairment. Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the thirteen or thirty-nine weeks ended September 24, 2023.
No impairment charge was recorded during fiscal 2022 nor 2021.

Page - 28

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
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets or other long-lived assets may have occurred during the thirteen or thirty-nine weeks ended September 24, 2023.
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
During the fiscal third quarter of 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 24, 2023.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 24, 2023.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
6/26/2023 through 7/23/2023	3,067	$17.73	—	$55.1 million
7/24/2023 through 8/20/2023	2,647	$15.25	—	$55.1 million
8/21/2023 through 9/24/2023	891	$15.10	—	$55.1 million
Total	6,605	$16.38	—
(1)Includes 6,605 shares we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On February 2, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 24, 2023, $55.1 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal third quarter of 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Page - 30

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1	Employment Agreement between TrueBlue, Inc. and Taryn Owen dated August 11, 2023		8-K	001-14543	08/15/2023

10.2	Change-In-Control Agreement between TrueBlue, Inc. and Taryn Owen dated August 11, 2023		8-K	001-14543	08/15/2023

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1
Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc. and Derrek L. Gafford, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

TrueBlue, Inc.

	/s/ Taryn R. Owen	10/23/2023
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Derrek L. Gafford	10/23/2023
	Signature	Date
By:	Derrek L. Gafford, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	10/23/2023
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 32