Form 10-K
period 2023-12-31
TrueBlue, Inc.
filed 2024-02-21
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 25, 2023, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $0.5 billion.
As of February 14, 2024, there were 31,387,635 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 15, 2024, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

TrueBlue, Inc.

Page - 3

COMMENT ON FORWARD LOOKING STATEMENTS
Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Cybersecurity Risk Management and Strategy” (Part 1C of this Form 10-K), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7 of this Form 10-K), and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K). Except as required by law, we undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
PART I

Item 1.	BUSINESS
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. We began operations in 1989 and are headquartered in Tacoma, Washington.
BUSINESS OVERVIEW
In 2023, we connected approximately 464,000 people with work and served approximately 67,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleScout and PeopleManagement.
PeopleReady connected approximately 195,000 people with work in fiscal 2023 within a broad range of industries that included construction, transportation, manufacturing, retail, hospitality and renewable energy. We connected individuals looking for general temporary, temp-to-hire and skilled trade positions with our vast network of clients.
In fiscal 2023, PeopleReady provided approximately 66,000 clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients.
We have a network of approximately 600 branches across all 50 states in the United States (“U.S.”), Canada and Puerto Rico. Augmenting our branch network and consolidated service centers is our industry-leading mobile app, JobStack®, which connects people with work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, competitively differentiates us, and allows our branch resources to expand their sales, recruiting and service delivery efforts.

Page - 4

PeopleScout, a global leader in recruitment process outsourcing (“RPO”) services, connected approximately 224,000 people with work in fiscal 2023, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are generally multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. Our services are designed to lower client recruiting costs while improving the candidate experience by creating strategies that facilitate our clients’ talent acquisition, development and retention goals. To do so, we tailor our services to individual client needs by offering multiple solutions, including the following:
•Full-cycle RPO solution: Provides oversight of the entire talent acquisition strategy, including sourcing, screening, hiring and onboarding of candidates.
•Project RPO solution: Brings a full-scale RPO model to solve a specific client challenge for a defined scope of work and time.
•Recruiter on demand solution: Provides access to a network of highly-skilled talent acquisition experts, giving clients the option to choose the type of support they need with less cost and complexity than ramping up their internal teams.
•Talent advisory solution: Provides employer branding, recruitment marketing, talent insights, diversity, equity and inclusion consulting, candidate assessment services and talent acquisition strategy consulting.
Our proprietary technology platform, Affinix®, uses machine learning to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Affinix provides real-time insights to our clients, helping our dedicated service delivery teams efficiently and effectively manage the entire recruitment process. Client contracts are generally multi-year in duration and pricing is typically composed of a fee for each hire and/or talent consulting fees. Pricing is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included.
PeopleScout also includes our managed service provider (“MSP”) business, which manages our clients’ contingent labor programs including vendor selection, performance management, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams, which work as an integrated partner with our clients to increase the productivity of their contingent workforce program.
PeopleManagement connected approximately 45,000 people with work in fiscal 2023.
Our On-Site business provides and manages contingent associates at clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded services throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. We offer hourly and productivity-based (cost-per-unit) pricing options for industrial staffing solutions. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type and degree of recruiting difficulty.
PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Centerline offers three solutions for clients:
•Flexible Drivers solution: On-demand service helping clients find drivers where and when they need them.
•Driver Management Services solution: Fully outsourced recruitment, management and supervision of drivers for a client.
•Mobile Drivers solution: Short-term relocation of qualified, experienced drivers for special projects or to high-need markets or remote locations where drivers are unavailable.

Page - 5

INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady and PeopleManagement businesses, plays a key role in many employers’ talent strategies. Staffing companies supply contingent workforce solutions to ensure the best return on talent investment, optimize talent for business circumstances, and reduce the cost and effort of hiring and managing permanent employees. This allows for a rapid response to changes in business conditions through the ability to replace absent employees, fill new positions, and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries to match available associates with employer work assignments. Work assignments vary widely in duration, skill level and required experience.
The human resource outsourcing industry, which includes our PeopleScout business, involves transitioning various functions handled by internal human resources and labor procurement departments to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, increased candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes our RPO and MSP services, which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology and scale their talent acquisition function to keep pace with changing business needs.
Our workforce solutions address the following key industry and market trends contributing to anticipated growth:
•Workforce flexibility and scalability: The staffing industry continues to experience dynamic shifts between the permanent and flexible workforce based on competitive and economic pressures to reduce costs, seasonal demands, and in response to rapidly changing market conditions. Providers in the human resource outsourcing industry can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality. These providers also help clients increase efficiency and drive lower overhead costs by standardizing processes, reducing time to fill, and onboarding the best fit talent into a client’s organization.
•Workforce productivity: Companies are under increasing competitive pressures to improve productivity through workforce solutions that improve performance and enable clients to focus on their core business.
•Leveraging technology to access talent: Automation, artificial intelligence and machine learning are transforming talent recruitment and service delivery. The fragmented talent technology ecosystem is becoming more crowded, with significant investments flowing in and new technology coming online. Associates are demanding more flexibility in how, when and where they work, as well as access to contingent work opportunities through mobile technology. Available associates are in high demand and have more power to find the employment situation they desire. As competition for qualified candidates increases, clients and their outsourced service providers are leveraging innovative talent technology to improve the recruiting process and efficiently hire more qualified candidates. Additionally, talent technology continues to elevate the employer brand, build talent communities, create a world-class candidate experience, and facilitate effective recruitment marketing and candidate communication strategies.
BUSINESS STRATEGY
Our business strategy is focused on investing in innovative technology and initiatives that will drive organic growth and improve the client, candidate and associate experience. Our clients have a variety of challenges in running their businesses, each of which are unique to the competitive pressures of their industries. Our business segments are dedicated to workforce solutions tailored to our clients’ needs and the industries in which they operate. We ensure our differentiated solutions keep pace with the changing needs of our clients while driving growth through the following strategies:
•We continue to invest in technology to accelerate revenue growth, reduce the cost of delivering our services, and increase our ability to attract and retain clients, candidates and associates. Our technological innovations improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.
◦Augmenting our PeopleReady branch network is our JobStack platform, which connects our associates and clients through a real-time 24 hours a day, seven days a week digital exchange with an easy-to-use mobile app. JobStack enables our branches to expand their recruiting and sales efforts. JobStack is competitively differentiating our services, expanding our reach into new demographics, and improving both service delivery and work order fill rates as we continue to execute our digital strategy. We are in the early stages of launching a new, proprietary version of JobStack that provides a more customized experience for our clients and associates. During fiscal 2023, we made the new JobStack app accessible to a limited number of PeopleReady branches, and will continue the rollout to additional branches in fiscal 2024. Through the new version of JobStack, we will continue to periodically add features and

Page - 6

enhancements to expand functionality to further leverage this technology to transform our business by reducing expenses, accelerating revenue growth and enhancing our client and associate retention.
◦Augmenting our Staff Management and SIMOS dedicated on-site teams is Stafftrack®. Stafftrack is a proprietary hiring and workforce management software that enables us to recruit and connect the best candidates with on-site assignments. Stafftrack has robust, near real-time analytics that drive dynamic supply chain and workforce strategies, which allow clients faster, more precise hiring and help drive operational improvements and efficiencies. The Stafftrack associate mobile app provides associates the ability to search for a job, view schedules, add shifts, receive real-time notifications, and earn perks through our Stafftrack Rewards program, which incentivizes associates for perfect attendance and referrals. We continue to expand functionality within Stafftrack to further enhance our client and associate experience.
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
•We continue to evaluate opportunities to expand our market presence for specialized blue-collar staffing services, expand our geographical and industry reach, provide a broad range of general staffing services, and dispatch our associates by leveraging a combination of technology and local market presence. Continued investment in specialized sales, recruiting and service expertise will create a more seamless experience for our clients to access all our services with more comprehensive solutions to enhance their performance and our growth. Our business segments offer complementary workforce solutions with unique value propositions to meet our clients’ demands for talent.
•Our RPO business continues to leverage our strong brand and innovative technology for high-volume sourcing and dedicated client service teams for connecting people to opportunities. We will continue to focus our sales and marketing efforts to reach new clients as the demand for outsourced recruiting support increases.
•Our fiscal 2024 business strategy is focused on accelerating business growth to capture market share, while enhancing our profitability. Key elements of this strategy include advancement of our digital transformation, expansion in high-growth and under-penetrated end markets, and evaluating and simplifying our operating structure. While we will continue to go to market under our current, well-established brands, streamlining our organization will create opportunities to reduce inefficiencies and bring our teams closer to our clients and associates, enabling greater focus on operational excellence, cross-selling and innovation. With a more focused structure, we will be better able to leverage our strengths and assets to deliver long-term, profitable growth.

Page - 7

COMPETITION
Contingent staffing services
The staffing industry is large and highly fragmented, including large publicly-held companies as well as privately-owned companies on a national, regional and local level. No single company has a dominant share of the industry. We compete primarily with local and regional companies, as well as online and app-based companies providing a variety of flexible workforce solutions. The strongest staffing services competitor in a particular market is a company with established relationships and a track record of meeting the clients’ needs. The most significant competitive factors are price, ability to promptly fill client orders, success in meeting clients’ expectations of recruiting qualified associates, quality of client and associate technology tools, and appropriately addressing client service issues.
Staffing companies compete both to recruit and retain a supply of associates, and to attract and retain clients who will utilize these associates. Client demand for contingent staffing services is heavily influenced by the overall strength of the economy and labor market, specific industry and sector performance, and workforce flexibility trends. This creates volatility for the staffing industry based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry, whereas, during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events. Competitive forces have historically limited our ability to raise our prices to immediately and fully offset the increased costs of doing business, some of which include increased associate wages, workers’ compensation costs, unemployment insurance and health care.
We have a competitive advantage from our service history, our specialized approach in serving the industries of our clients, and our mobile apps, which connect associates with jobs and create virtual exchanges between our associates and clients. Our JobStack and Stafftrack mobile apps are competitively differentiating our services, expanding our reach into new demographics, and improving our recruiting, sales and service delivery. Our national presence, industry specialization, investment in technology, and proprietary systems and processes, together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance, are key differentiators from many of our competitors.
Human resource outsourcing
Our strongest competitors are companies who specialize in RPO services, as well as companies who offer broader human resource outsourcing solutions, which include RPO services. No single provider dominates the market. Competition also includes companies that choose to perform recruiting in-house. The most significant competitive factors for RPO services are the ability to attract top talent, reduce cost per hire, improve retention, deploy best-in-class technology solutions and improve employer branding. Important factors for success in RPO services include the ability to add significant scalability to a client’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring, the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees, and the ability to source the most attractive talent at the best price. Our tailored solutions, client partnerships, proprietary technologies and service delivery are key differentiators from many of our competitors.
CLIENTS
Our clients range from small businesses to Fortune 100 companies.
During fiscal 2023, we served approximately 67,000 clients in industries including construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality and general labor. Our ten largest clients accounted for 20.5% of total revenue for fiscal 2023, 19.2% for fiscal 2022 and 17.2% for fiscal 2021. No single client represented more than 10.0% of total company revenue for fiscal 2023, 2022 or 2021.
CYCLICAL AND SEASONAL NATURE OF OUR BUSINESS
The workforce solutions business has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Clients tend to use a contingent workforce to supplement their existing workforce and generally hire permanent employees when long-term demand is expected to increase. As a consequence, our revenue tends to increase quickly when the economy begins to grow. Conversely, our revenue decreases quickly when the economy begins to weaken and contingent staff positions are eliminated, permanent hiring is frozen, and turnover replacement diminishes.

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
HUMAN CAPITAL MANAGEMENT
TrueBlue is The People Company®. We specialize in connecting people with work and discovering solutions to our clients’ workforce needs. Our team has extensive experience in a variety of industries, and is highly focused on the safety of our workforce. Human capital management is at the heart of what we do every day.
Our employees
We believe our success as a company depends on our ability to attract, develop and retain talented employees. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. As of December 31, 2023, we employed approximately 5,000 full-time equivalent (“FTE”) employees. We have approximately 3,700 FTE employees in North America, of which approximately 97% are in the U.S., 1,000 FTE employees in Asia Pacific, and 300 FTE employees in Europe. None of our permanent employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are in good standing, as evidenced by our periodic employee engagement survey results. The appropriate committees of the Board of Directors (“Board”) regularly receive reports directly from the Chief People Officer and Chief Diversity Officer regarding the progress on our key human capital initiatives, including updates on diversity, equity and inclusion initiatives and progress. These reports inform discussions regarding the development, retention and engagement of our employees. Some of our key human capital management initiatives are discussed below.
Values and ethics
Our commitment to certain core values is what we believe attracts and, more importantly, retains individuals who live these values. Our values are:
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
In addition to our values, our Code of Conduct & Business Ethics (the “Code”) describes the expectations we hold for each employee, from our commitment to treat each other kindly to our zero tolerance for fraud, bribery or corruption. It reflects who we are, how we work, and is based on our core values and the law. The Code applies to members of the Board, officers and all other employees who work for TrueBlue and its affiliates worldwide. We require all of our employees to complete our Code training, as well as courses about sexual harassment awareness and prevention and cybersecurity awareness.
Culture and engagement
We believe a strong corporate culture includes an emphasis on employee engagement. As we have continued to maintain remote and hybrid work models, we have utilized live virtual and recorded video town hall meetings to ensure employees throughout the company remain engaged, connected to leadership, and focused on our values and business strategies. To assess and improve our culture, we utilize an independent third-party survey provider to measure how favorably our employees view our organizational culture and engagement. These surveys include corporate culture assessments, as well as feedback on employee engagement and employee-management relations. The results of these surveys are reported and distributed throughout management and the Board, and are used to create actionable plans to improve employee engagement and retention. Our August 2023 survey delivered an engagement score of 77, which exceeded the target benchmark score of 74 set by the survey provider.

Page - 9

Developing our people
In order to retain talented employees, our Full Performance program focuses on personal development and career growth through setting and monitoring performance goals, continuous learning, and the creation of internal career opportunities. Employees are encouraged to create individual development plans, identify specific skill gaps and development goals, and chart a path for career growth. We aim to strengthen skills that transfer across roles, business segments and functions. Managers meet regularly with employees to discuss their plans, and yearly assessments provide a formal process for tracking progress. This standardized process also ensures employees in similar positions are similarly evaluated. To support employee growth, we provide access to a wide range of training and development programs to enable more effective onboarding, work performance, compliance and advancement of corporate initiatives. This strategy supports our intent to foster a culture that enables all employees to realize their full professional potential and cultivates a qualified network of future leaders. During 2023, our employees completed nearly 21,000 trainings.
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
In 2022, we launched the Leadership BluePrint program, available to all global people leaders. In 2023, we offered targeted and bespoke programs to senior leadership teams and select high-potential leaders. These leadership development programs, solutions, and services were designed to build leadership capabilities and behaviors in alignment with our internal competency model. This demonstrates our commitment to growing internal talent, while enhancing leadership proficiency, and positioning TrueBlue leadership for current and future roles.
Diversity, equity and inclusion
We are dedicated to fostering, recognizing and embracing diversity at every level of the organization. Our focus on diversity, equity and inclusion demonstrates that we believe human capital is one of our most valuable assets. We strive to create an environment that supports and values our people. TrueBlue’s ability to embrace inclusion helps to attract and retain excellent talent, boost innovation, foster collaboration, and increase employee engagement. Because our client population is comprised of a wide variety of demographics and backgrounds, having a diverse workforce boosts client perception of the organization, improves the client experience, helps us be responsive to our clients’ needs, and increases client satisfaction.
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
Our ERGs are employee-led groups that create opportunities for employees to collaborate based on shared characteristics or life experiences to support each other for enhanced career and personal development. These ERGs seek to maximize employee engagement and contribute to our overall business objectives by offering diverse perspectives, networking opportunities and increased cultural awareness. We have nine ERGs for employees sharing similar ethnicity, nationality, gender, or life experiences and their respective allies. Through these initiatives, we learn how our differences build stronger teams and how our histories reveal similarities. In 2023, we launched the Global Culture Awareness campaign, which focused on the unique cultures of six countries we operate in. Our focus on diversity, equity and inclusion creates an environment where every employee can experience merit-based career growth, receive the training and development they need to succeed, gain access to new opportunities, and be their authentic selves.
Today, 78% of our Board is comprised of members from under-represented groups. As of December 31, 2023, approximately 64% of our global FTE employee population and 48% of our directors and above were female. Approximately 48% of our total domestic FTE employee population and 19% of our directors and above consider themselves ethnically diverse. While we believe we have assembled a diverse internal employee workforce, we are committed to making further improvements.
Health and wellness
We provide our employees and their families with flexible health and wellness programs, including competitive benefits. Our benefits include health, dental and vision insurance, health savings and flexible spending accounts, paid time off, family leave, mental health resources and family care resources.

Page - 10

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
Skill development
Associates come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. We act as a bridge to permanent, full-time employment for thousands of associates each year. Associates may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several months or years. We provide our associates meaningful work and the opportunity to improve their skills. Through our WorkUp program, we provide skills training and career development for associates. We are expanding the program into select markets where we operate. During 2023, we established an approved apprenticeship program to support skills development and long-term employment in the renewable energy industry, and launched a commercial truck driver training scholarship for female truck drivers. We are considered the legal employer of our associates, and laws regulating the employment relationship are applicable to our operations. We believe we have an overall positive relationship with our associates.
Safety
We are committed to our associates’ safety. We have developed an integrated risk management program that focuses on loss analysis, education and safety improvement programs to reduce the risk of injury to our associates. We implemented an employee incentive compensation program tied to metrics that promote associate safety. We continuously track injuries to our associates at our client job sites across regions, industries and brands to identify trends that allow us to focus our safety resources on the types of jobs that may lead to more injuries. Costs associated with accidents are charged to each branch or location, providing additional incentive to promote safety. We distribute educational materials to our clients and provide safety training to all associates. We also perform client site visits to identify and address specific safety risks unique to an industry or job site.
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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. Our profitability is sensitive to decreases in demand. National and global economic activity is slowed by many factors, including rising interest rates, recessionary periods, inflation, declining consumer confidence, political and legislative changes, international conflict or instability, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to the coronavirus pandemic (“COVID-19”) and the resulting supply chain disruptions in the manufacturing and renewable energy sectors we serve. The extent to which global pandemics impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our clients, employees, associates and other partners.
A deterioration in economic conditions, global supply chain issues, political instability, rising energy prices, a recession or fear of a recession, and the related governmental responses to these concerns, or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ financial health or their ability to pay for services we have already provided.
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
The increased use of internet-based and mobile technology is attracting additional online and app-based companies and resources to our industry. Our associates, candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence, generative artificial intelligence, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations.
We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments in order to remain relevant to our associates, candidates and clients. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, associate data analytics and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results may decline materially. Acquiring technological resources and expertise to develop new technologies for our business may require us to incur significant expenses and capital costs. For some

Page - 12

solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our business operations could be negatively affected. The development, adoption, and use of generative artificial intelligence are still in their early stages and ineffective, insufficient, or inadequate development or deployment practices by us or third-party vendors could result in harm to our business, financial condition and results of operations. For example, algorithms and models utilized by generative artificial intelligence that we use may have limitations, including bias, errors, and the inability to handle certain data sets. Furthermore, there is risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of user confidence. Developing, testing, and deploying these systems may require additional investment and increase our costs.
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
We experience a degree of revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there are a few clients that exceed 10% of revenues within some of our reportable segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. Reduced demand for our services from larger clients or certain industries, or supply interruptions for manufacturing, have had, and in the future could have, a material adverse effect on our business, financial condition, and results of operations. Client concentration exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

Page - 13

Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed effectively could have an adverse outcome on our business and results of operations.
We have significantly changed our operations, support center structure and internal processes in recent periods, such as our continued development of technology to leverage our operational effectiveness, and we will continue making similar changes to improve our operational effectiveness. These efforts could strain our systems, management, administrative, operations and financial infrastructure. We believe these efforts are important to our long-term success. Managing and cascading these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
New business initiatives may cause us to incur additional expenditures and could have an adverse effect on our business.
We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners, or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives, including initiatives outside of our workforce solutions business, in new end markets, or new geographies, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we are making significant investments to advance our technology, and we cannot be sure that those initiatives will be successful, will not interrupt our operations, or that we will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
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
Our business strategy focuses on driving growth in our business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results, may be distracting to management or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, or if these strategies fail to address the changing demands of the market, we may not achieve our goal of revenue and profit growth, which could negatively impact financial results.
Outsourcing certain aspects of our business could result in disruption and increased costs.
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to significant risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, our business could be disrupted and we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile apps, and electronic pay solutions, to provide certain back office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs and the risks associated with changing vendors or insourcing these aspects of our business. If the cost of these services is more than expected, if the vendors suddenly cease providing their services, if we or the vendors fail to adequately protect our data and information is lost or compromised, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.

Page - 14

RISKS RELATED TO OUR FINANCIAL POSITION
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Directors (the “Board”) has authorized a share repurchase program. Under the program, we are authorized to repurchase shares of common stock for a set aggregate purchase price, or we may choose to purchase shares in the open market, from individual holders, through an accelerated share repurchase agreement or otherwise. Although the Board has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of the repurchases, if any, will be determined at management’s discretion and depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. Future regulatory action could impact our ability to continue this program or our ability to repurchase shares under the existing program. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that these share repurchases will enhance shareholder value because the market price of our common stock may decline below the level at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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

Page - 15

The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as “Pillar Two” or “the minimum tax directive.” Many aspects of the minimum tax directive will be effective beginning in fiscal years 2025 and 2026. While it is uncertain whether the United States will enact legislation responding to Pillar Two, certain countries in which we operate have or are in the process of adopting minimum tax legislation. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as additional guidance is released. It is possible that these legislative changes could have an adverse impact on our effective tax rates or operations.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting or fail to prevent fraud.
If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny, a loss of public confidence and litigation. In addition, if we do not maintain adequate financial, technology, and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, or prevent fraud which could cause our stock price to decline.
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
We have invested in developing specialized technology and intellectual property, proprietary systems, processes and methodologies that we believe provide us a competitive advantage in serving clients. We cannot guarantee that trade secret, trademark, patent, and copyright law protections are adequate to deter misappropriation of our intellectual property, which is an important part of our business. We may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability or prevent us from offering some services or products to clients.

Page - 16

Our efforts to maintain adequate compliance policies and controls may not prevent violations that could result in significant fines and penalties.
We could be exposed to fines and penalties under U.S., foreign, or local jurisdictions for failure to adequately monitor operating requirements and changes thereto, including rules related to the employment and recruiting of associates and candidates. Failure to comply with laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market, but also on our reputation generally. Although we have implemented policies, procedures and training programs designed to monitor, ensure compliance with and build awareness of these various regulations, we cannot be sure that our employees, contractors, vendors, or agents will not violate such policies. Any such violations could materially damage our reputation, brand, business and operating results.
RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and foreign government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace, contingent staffing, the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business. From time to time, the contingent staffing industry, in which we operate, has come under criticism from organizations and regulatory agencies which maintain that employment protections, such as wages and benefits, are subverted when clients use our services. For example, some states have addressed these concerns by making it more challenging for clients to use our services, or adding additional administrative burden to our industry. Our business is dependent on contingent staffing arrangements continuing to be a viable source of flexible labor for our clients and flexible employment opportunities for our associates. If additional jurisdictions adopt regulations to our industry due to pressure from organized labor, political groups, or regulatory agencies, it could have a material adverse impact on our business, results of operations and financial conditions.
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
We have experienced shortages of qualified associates and candidates and may experience such shortages in the future. Such a shortage of associates and candidates can increase the cost to employ or recruit these individuals, cause us to be unable to fulfill our clients’ needs, or otherwise negatively impact our business. If general market conditions or wage inflation increases the wage rates required to attract and retain associates, and we are unable to pass those costs through to our clients, it could materially and adversely affect our business. Organized labor is increasing its unionization efforts in many of the industries we serve and periodically engages in efforts to represent various groups of our associates. If we are subject to unreasonable collective bargaining agreements or work disruptions, our business could be adversely affected.
We operate in a highly competitive industry and may be unable to retain clients, market share or profit margins.
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized companies offering contingent staffing as well as business process outsourcing. New entrants to the market include online and app-based staffing providers. Our competitors offer a variety of flexible workforce solutions. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.

Page - 17

Our business is subject to evolving regulations and stakeholders’ expectations, including environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.
Institutional, individual and other investors, proxy advisor services, regulatory authorities, clients, employees and other stakeholders are increasingly focused on the ESG practices of companies, including sustainability, diversity, equity and inclusion, human capital management, data privacy and security, supply chains (including human rights issues) and climate change, among other topics. Our reputation could be affected by our position, or silence, regarding one or more of these ESG initiatives.
These evolving stakeholder expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments and targets related to ESG initiatives present numerous operational, regulatory, reputational, financial, legal, and other risks and impacts. Our efforts in this area may result in a significant increase in costs and may nevertheless not meet, or conflict with, investor, client or other stakeholder expectations and evolving standards or regulatory requirements. Such costs or conflicts may negatively impact our financial results, our reputation, our ability to attract and retain employees, our attractiveness as a service provider, investment or business partner, or may expose us to government enforcement actions, litigation, and actions by shareholders or stakeholders.
RISKS RELATED TO CYBERSECURITY, DATA PRIVACY AND INFORMATION SECURITY
Cybersecurity vulnerabilities and incidents could lead to the improper disclosure of information about our clients, candidates, associates and employees.
Our business requires the use, processing, and storage of confidential information about candidates, associates, employees and clients. We use information technology and other computer resources to carry out operational and support activities and maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, vendors, associates, and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
Our systems and networks, and the systems and networks of our vendors and clients, are vulnerable to computer viruses, malware, ransomware, hackers and other malicious activity, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users and coordinated denial-of-services attacks. Even with increased security training, an increasingly remote workforce and flexible workplace practices may increase these risks, for example with the use of home networks that may lack encryption or secure password protection. A material incident involving system failure, data loss or security breach could harm our reputation and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data. We and our vendors have experienced cybersecurity incidents and attacks that have not had a material impact on our business or results of operations; however, there is no assurance that the impacts of any future incidents or attacks will not be material. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. Continued investments in cybersecurity will increase our costs and a failure to prevent access to our systems could lead to penalties, litigation, and damage to our reputation. Perceptions that we or our vendors do not adequately protect the privacy of information could harm our relationship with clients and employees.

Page - 18

Data security, data privacy, data protection and artificial intelligence usage laws and other technology regulations increase our costs.
Laws and regulations related to privacy, data protection and artificial intelligence usage are evolving and generally becoming more stringent and complex. We may fail to implement practices and procedures that comply with increasing foreign and domestic privacy regulations, such as the General Data Protection Regulations, the European Union Artificial Intelligence Act or the California Consumer Privacy Act. Several additional U.S. states and foreign countries where we operate have issued cybersecurity and data security regulations that outline a variety of required security measures for protection of data. These regulations are designed to protect client, candidate, associate, and employee data and require that we meet stringent requirements regarding the handling of personal data, including the use, protection and transfer of personal data. As these laws continue to change, we may be required to make changes to our services, solutions or products to meet the new legal requirements. Changes in these laws may increase our costs to comply as well as our potential costs through higher potential penalties for non-compliance. Failure to protect or implement adequate controls to secure the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
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
Our primary technology systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, employee errors, security breaches, natural disasters, extreme weather conditions, civil unrest and catastrophic events. Failure of our systems, or damage to our facilities, may cause significant interruption to our business and require significant additional capital and management resources to resolve, causing material harm to our business.
GENERAL RISK FACTORS
Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.
Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our clients. We believe our competitive advantage is providing unique solutions for each client, which requires us to have trained and engaged employees. Our success depends upon our ability to attract, onboard, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service, technology and administrative personnel. The turnover rate in the employment services industry is high, and qualified individuals may be difficult to attract and hire. Our inability to recruit, train, motivate, retain, integrate and provide a safe working environment to a sufficient number of qualified individuals may delay or affect the speed and quality of our strategy execution and planned growth. Significant increases in employee turnover rates, failure to keep our staff healthy or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

Page - 19

Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations or harm our business.
We depend on the efforts of our executive officers and certain key personnel. Our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage during a transition. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition. We have recently experienced a CEO and CFO transition, and could have additional executive leadership changes as part of our overall succession plans. Such leadership transitions can be inherently difficult to manage, and an inadequate transition could cause disruption to our business, including our relationships with our clients and employees and fluctuations in the price of our stock.
Acquisitions may have an adverse effect on our business.
We may make acquisitions as part of our business strategy. However, this strategy may be impeded and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth.
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
We may be subject to actions of activist shareholders, which could disrupt our business and impact the trading value of our securities.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders who disagree with the composition of the Board, our strategy or the way the Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors and clients, and cause our stock price to experience periods of volatility or stagnation.
We face risks in operating internationally.
A portion of our business operations and support functions are located outside of the U.S. These international operations are subject to a number of risks, including the effects of global health crises and resulting governmental actions, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We could also be exposed to fines and penalties under U.S. or foreign laws, such as the Foreign Corrupt Practices Act and/or the UK Anti-Bribery Act, which prohibit improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, vendors, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the U.S. resulting from such changes, could adversely affect our operations.

Page - 20

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
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect our business and financial condition.
With operations in every state and multiple foreign countries, we are subject to numerous risks outside of our control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, pandemic outbreaks such as the COVID-19 pandemic and other global health emergencies, unplanned utility outages, terrorist acts or disruptive global political events including war, or similar disruptions that could materially adversely affect our business and financial performance. Any public health emergencies, including a real or potential global pandemic such as those caused by COVID-19 or even a particularly virulent flu or respiratory virus could decrease demand for our services or our ability to provide such services. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change, which may increase our expenses, exacerbate other risks to the Company, and affect travel and the ability of businesses to remain open, which could lead to a decreased ability to offer our services and materially adversely affect our results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 1C.	CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
We acknowledge the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, harm to our candidates, associates, employees and clients; operational disruptions; violation of privacy laws and regulations; breach of confidentiality and other contractual obligations; litigation and legal action; financial and reputational harm. We leverage cybersecurity technologies and established processes, procedures, and controls to identify, assess, and manage material cybersecurity risks.
Risk assessments
Our Information Security Team, led by our Chief Information Security Officer (“CISO”), consists of a Cybersecurity function and a Governance, Risk and Compliance function, and is constantly monitoring for cybersecurity risks and assessing any such risks’ potential severity. This team employs a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing and tabletop exercises to inform the company of potential risks and mitigation strategies. We also execute an annual enterprise risk management assessment, which includes cybersecurity threat risks in addition to other risk areas that could impact the company.
We use a risk-based approach that is aligned with the National Institute of Standards and Technology. We maintain policies and standards that provide the framework for assessing risk. We conduct an annual information security focused risk assessment, which leverages the process and control areas provided by the International Organization for Standardization (“ISO”) 27001. In September 2021, we received our ISO 27001 Information Security Management certification. In fiscal 2022 and 2023, management performed procedures to validate our continued conformity with the ISO 27001 standard and concluded that existing controls continued to operate effectively. In addition, we assess our cybersecurity threat risks by conducting periodic internal and external risk assessments and annual external penetration testing, as well as maintaining an active vulnerability management program to assess threats at the network, systems and application levels.

Page - 21

Ongoing activities
To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents, we undertake the following activities:
•Perform an annual review of all of our policies related to cybersecurity;
•Monitor emerging data protection laws and implement changes to our policies to remain compliant;
•Run tabletop exercises with the cybersecurity incident response team, including executive team members, to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•Conduct regular phishing email simulations and quarterly security awareness trainings for all employees to enhance awareness and responsiveness to such possible threats;
•Require all employees to review and acknowledge the company’s information security policies upon hiring and annually thereafter;
•Leverage the company’s incident response plan framework and a full set of cybersecurity technology tools, processes and procedures including, for example, security incident and cyber event management, endpoint detection and response, extended detection and response, e-mail gateway, and vulnerability management to monitor any cyber threats and to proactively detect, respond and recover when there is an actual or potential cybersecurity incident;
•Carry insurance that provides protection against the potential losses arising from a cybersecurity incident;
•Conduct annual penetration testing of our external technology and systems perimeter, including remediation and retesting;
•Conduct security assessments for code level vulnerabilities of all our internally developed business-critical applications; and
•Engage independent third parties to perform penetration testing of select business applications.
Incident response
Our incident response plan identifies the key employees responsible for responding to a cybersecurity incident and coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of the above processes, we regularly engage with assessors, consultants, auditors, and other third parties, including periodic third-party reviews of our cybersecurity program to help identify areas for continued focus, improvement and compliance.
Third-party risk management
Our polices and processes address cybersecurity threat risks associated with the use of third-party service providers, including those who access, use and/or store our client, candidate, associate and employee data or have access to our network and systems. Third-party risks are included within our enterprise risk management assessment program, as well as our information security-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our systems, data or facilities that house such systems or data. This allows us to identify high-risk providers and continually monitor for cybersecurity threat risks appropriately. Additionally, we require contracts with all third parties that have access to our network and systems to include baseline security requirements for adequate data handling, as well as to provide the company with audit rights. Such contractual requirements are reviewed during each subsequent contract renewal process.
Additional information
We describe how the risks related to cybersecurity could materially impact our business strategy, results of operations, or financial condition, in more detail under the heading “Risks Related to Cybersecurity, Data Privacy and Information Security,” see Item 1A. Risk Factors of this Annual Report on Form 10-K.

Page - 22

In the last three fiscal years, we have not experienced any cybersecurity incidents that have materially impacted or are reasonably likely to materially impact our business strategy, results of operations, or financial condition.
CYBERSECURITY GOVERNANCE
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.
Our Innovation and Technology (“I&T”) Committee of the Board is responsible for the oversight of risks from cybersecurity threats. All of our Board members are members of the I&T Committee. At least quarterly, management provides the I&T Committee with updates regarding our cybersecurity risks, threats, and efforts focused on mitigating those risks. These updates are provided by our Chief Technology Officer (“CTO”) and our CISO, and include recent developments in cybersecurity, the company’s actual experience with cybersecurity incidents, and the systems and processes in place to defend against cyberattacks. Should a material or potentially material cybersecurity incident occur, the Board will immediately be notified of such event by the company’s CEO. Our CTO and CISO frequently communicate with affected business and finance leaders regarding any cybersecurity related event.
Our cybersecurity risk management and strategy processes are led by our CTO and our CISO. Such individuals have collectively over 25 years of prior work experience in various roles involving managing information security; developing cybersecurity strategy; and implementing effective information and cybersecurity programs, including governance, risk and compliance oversight for regulatory and contractual compliance. Such individuals are required by their job description to possess several relevant degrees and certifications, including the Information Systems Audit and Control Association (“ISACA”) Certified Information Security Manager and the International Information System Security Certification Consortium (“ISC2”) Certified Information Systems Security Professional certifications. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2.	PROPERTIES
We lease building space for all our PeopleReady branches, except for two that we own in Florida. In addition, we lease domestic and international office space to support our operations and centralized support functions. Under the majority of our branch leases, we have the right to terminate the lease with 90 days’ notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. We continued to utilize a remote or hybrid work model for our headquarters’ and U.S.-based support employees, while utilizing our support center facilities when necessary or beneficial. While management believes all our facilities are currently suitable for their intended use, we continually evaluate our business and facilities and may decide to expand or dispose of facilities in the future.

Item 3.	LEGAL PROCEEDINGS
See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 23

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 364 shareholders of record as of February 14, 2024. This number does not include shareholders for whom shares were held in “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if dividends were paid, they would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the fourteen weeks ended December 31, 2023.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
09/25/2023 through 10/22/2023	1,279	$14.67	—	$55.1 million
10/23/2023 through 11/19/2023	554	$11.40	—	$55.1 million
11/20/2023 through 12/31/2023	1,500	$14.70	—	$55.1 million
Total	3,333	$14.14	—
(1)    During the fourteen weeks ended December 31, 2023, we purchased 3,333 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)    Weighted average price paid per share does not include any adjustments for commissions.
(3)    On January 31, 2022, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of December 31, 2023, $55.1 million remains available for repurchase under the existing authorization.

Page - 24

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 30, 2018 through December 31, 2023, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 30, 2018, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN (1)

Total return analysis	2018	2019	2020	2021	2022	2023
TrueBlue, Inc.	$100	$108	$88	$127	$88	$70
S&P SmallCap 600 Index	$100	$123	$138	$172	$147	$170
S&P 1500 Human Resources and Employment Services Index	$100	$124	$127	$186	$142	$151
(1)    Graphic prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

Page - 25

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
Fiscal 2023 highlights
Our 2023 fiscal year contained 53 weeks, with the 53rd week falling in the fiscal fourth quarter, while our 2022 and 2021 fiscal years contained 52 weeks.
Total company revenue declined 15.4% to $1.9 billion for the fiscal year ended December 31, 2023, compared to the prior year. The 53rd week contributed an additional $20.3 million in revenue. The decline was primarily driven by continued economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients are focused on employee retention and cost reduction, causing them to become increasingly selective in the positions they fill using outsourced labor providers. The decline in demand has impacted most industries and markets, especially retail, hospitality and services.
Total company gross profit as a percentage of revenue for the fiscal year ended December 31, 2023 declined 20 basis points to 26.5%, compared to 26.7% for the prior year. This decrease was primarily driven by changes in revenue mix favoring our lower margin staffing businesses.
Total company selling, general and administrative (“SG&A”) expense decreased 1.2% to $494.6 million for the fiscal year ended December 31, 2023, compared to the prior year. The 53rd week added an additional $6.6 million of expense. During the year, cost management actions were taken to adjust our operating cost structure to better align with reduced client demand. The resulting cost savings exceeded both the cost to execute these actions and inflation of certain employee costs, most notably medical benefits. We remain focused on managing costs to enhance profitability, while maintaining our operational strengths to prepare for demand recovery.
We recorded a goodwill and intangible asset impairment charge of $9.5 million ($9.3 million net of tax), for the fiscal year ended December 31, 2023, primarily within our PeopleScout MSP reporting unit.
The items described above contributed to our net loss of $14.2 million for the fiscal year ended December 31, 2023, compared to net income of $62.3 million in the prior year.
As of December 31, 2023, we had cash and cash equivalents of $61.9 million, no outstanding debt, and $85.9 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $147.8 million.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

(in thousands, except percentages and per share data)	2023	% of revenue	2022	% of revenue
Revenue from services	$1,906,243		$2,254,184

Gross profit	506,059	26.5%	602,144	26.7%
Selling, general and administrative expense	494,603	25.9	500,686	22.2
Depreciation and amortization	25,821	1.4	29,273	1.3
Goodwill and intangible asset impairment charge	9,485	0.5	—	—
Income (loss) from operations	(23,850)	(1.3)%	72,185	3.2%
Interest and other income (expense), net	3,205		1,231
Income (loss) before tax expense (benefit)	(20,645)		73,416
Income tax expense (benefit)	(6,472)		11,143
Net income (loss)	$(14,173)	(0.7)%	$62,273	2.8%

Net income (loss) per diluted share	$(0.45)		$1.86
Revenue from services

(in thousands, except percentages)	2023	Growth %	Segment % of total	2022	Segment % of total
Revenue from services:
PeopleReady	$1,096,318	(13.9)%	57.5%	$1,272,852	56.5%
PeopleScout	229,334	(27.8)%	12.0	317,518	14.1
PeopleManagement	580,591	(12.5)%	30.5	663,814	29.4
Total company	$1,906,243	(15.4)%	100.0%	$2,254,184	100.0%
Total company revenue declined 15.4% to $1.9 billion for the fiscal year ended December 31, 2023, compared to the prior year. The 53rd week contributed an additional $20.3 million in revenue. The decline was primarily driven by continued economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients are focused on employee retention and cost reduction, causing them to become increasingly selective in the positions they fill using outsourced labor providers. Our PeopleScout clients continue to face uncertain future workforce needs, and have reduced volumes in an attempt to manage costs.
PeopleReady
PeopleReady revenue declined 13.9% to $1.1 billion for the fiscal year ended December 31, 2023, compared to the prior year. The 53rd week contributed an additional $11.9 million in revenue. Revenue declined as a result of continued economic uncertainty, leading our clients to reduce their dependence on variable labor in order to manage their costs. Our clients are focused on employee retention, causing them to become increasingly selective in the positions they fill using outsourced labor providers. The decline in demand has impacted clients across most industries, especially within retail, hospitality and services, partially offset by growth in the renewable energy industry which continues to gain momentum.
PeopleScout
PeopleScout revenue declined 27.8% to $229.3 million for the fiscal year ended December 31, 2023, compared to the prior year. The 53rd week contributed an additional $0.8 million in revenue. Revenue declined as clients continued to respond to economic uncertainty and unknown future workforce needs by reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue declined 12.5% to $580.6 million for the fiscal year ended December 31, 2023, compared to the prior year. The 53rd week contributed an additional $7.6 million in revenue. Revenue declined as clients in our on-site business continued to respond to economic uncertainty by reducing dependence on variable labor to supplement their core workforce. The decline in demand has impacted clients across most industries, especially within retail and transportation.
Gross profit

(in thousands, except percentages)	2023	2022
Gross profit	$506,059	$602,144
Percentage of revenue	26.5%	26.7%
Gross profit as a percentage of revenue contracted 20 basis points to 26.5% for the fiscal year ended December 31, 2023, compared to 26.7% for the prior year. Unfavorable revenue shifts towards our lower margin staffing businesses caused a contraction of 100 basis points; specifically revenue growth in the renewable energy industry within PeopleReady, which has lower margins than average PeopleReady margins, and revenue declines in PeopleScout. The contraction was partially offset by an expansion of 40 basis points from lower workers’ compensation costs and 40 basis points from higher bill rates in our staffing businesses, which have increased ahead of pay rates.
Selling, general and administrative expense

(in thousands, except percentages)	2023	2022
Selling, general and administrative expense	$494,603	$500,686
Percentage of revenue	25.9%	22.2%
Total company SG&A expense decreased by $6.1 million or 1.2% for the fiscal year ended December 31, 2023, compared to the prior year. Cost reduction efforts were taken in fiscal 2023 to promote a return to profitability, while maintaining our operational strengths and readiness to increase market share when demand rebounds. These efforts resulted in savings of approximately $31 million during the fiscal year ended December 31, 2023, partially offset by $3.2 million in workforce reduction costs. Operating cost savings were also offset by inflation of certain employee costs, most notably for employee medical benefits, which have been rising nation-wide, and $5.8 million of accelerated compensation costs related to transitions in our executive leadership. The 53rd week added an additional $6.6 million of expense. SG&A expense in the prior year included a benefit of $3.3 million for the reversal of accrued compensation related to the resignation of a former Chief Executive Officer.
Depreciation and amortization

(in thousands, except percentages)	2023	2022
Depreciation and amortization	$25,821	$29,273
Percentage of revenue	1.4%	1.3%
Depreciation and amortization decreased primarily due to certain assets becoming fully depreciated and amortized during fiscal 2022.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge for the fiscal year ended December 31, 2023, by reportable segment, is as follows:

(in thousands)	PeopleScout	PeopleManagement	Total company
Goodwill	$8,885	$—	$8,885
Trade names/trademark	—	600	600
Total	$8,885	$600	$9,485
Goodwill
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that the carrying amount of our PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the current year declining trends would continue into future periods. These projections were updated based on our then-current outlook and recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. No further impairment loss was recognized during the fiscal year ended December 31, 2023. The remaining goodwill balance for PeopleScout MSP was $0.8 million as of December 31, 2023. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details.
Indefinite-lived intangible assets
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that a trade name/trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. No further impairment loss was recognized during the fiscal year ended December 31, 2023. The remaining balance for this trade name/trademark was $3.3 million as of December 31, 2023.
Income taxes
The income tax expense (benefit) and the effective income tax rate were as follows:

(in thousands, except percentages)	2023	2022
Income tax expense (benefit)	$(6,472)	$11,143
Effective income tax rate	31.3%	15.2%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in our pre-tax and taxable income and loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of our pre-tax income. For example, the impact of tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating differences between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2023	%	2022	%
Income tax expense (benefit) based on statutory rate	$(4,335)	21.0%	$15,417	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,384)	6.7	3,008	4.1
Hiring tax credits, net	(4,997)	24.2	(7,911)	(10.8)
Uncertain tax positions	(206)	1.0	(1,336)	(1.8)
Non-deductible goodwill impairment charge	2,287	(11.1)	—	—
Non-deductible and non-taxable items	1,178	(5.7)	1,377	1.9
Foreign taxes	587	(2.9)	654	0.9
Other, net	398	(1.9)	(66)	(0.1)
Total income tax expense (benefit)	$(6,472)	31.3%	$11,143	15.2%
Our effective tax rate for the fiscal year ended December 31, 2023 was 31.3% compared to 15.2% for the prior year. The higher effective tax rate in the current year was primarily due to benefits of hiring tax credits, partially offset by certain non-deductible and non-taxable items and foreign income taxes. Because of the loss before tax benefit for the fiscal year ended December 31, 2023, hiring tax credits add to the income tax benefit and rate and non-deductible items subtract from the income tax benefit and rate.
See Note 1: Summary of Significant Accounting Policies and Note 12: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.
Segment performance
We evaluate segment performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other costs and benefits not considered to be ongoing. See Note 14: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, as well as a reconciliation of segment profit to income (loss) before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

(in thousands, except percentages)	2023	2022
Revenue from services	$1,096,318	$1,272,852
Segment profit	$26,606	$87,743
Percentage of revenue	2.4%	6.9%
PeopleReady segment profit declined 69.7% or $61.1 million and declined as a percentage of revenue for the fiscal year ended December 31, 2023, compared to the prior year. The decline was primarily due to the decline in revenue and the relatively high ratio of fixed to variable costs within SG&A expense, as well as changes in revenue mix towards lower margin renewable energy projects. The decline was partially mitigated through disciplined pricing, with bill rates increasing ahead of pay rates.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout segment performance was as follows:

(in thousands, except percentages)	2023	2022
Revenue from services	$229,334	$317,518
Segment profit	$26,922	$44,771
Percentage of revenue	11.7%	14.1%
PeopleScout segment profit declined 39.9% or $17.8 million and declined as a percentage of revenue for the fiscal year ended December 31, 2023, compared to the prior year. The decline was a result of the decline in revenue, the effects of which were softened by workforce reductions during each quarter of 2023 to manage our operating cost structure.
PeopleManagement segment performance was as follows:

(in thousands, except percentages)	2023	2022
Revenue from services	$580,591	$663,814
Segment profit	$6,963	$15,811
Percentage of revenue	1.2%	2.4%
PeopleManagement segment profit declined 56.0% or $8.8 million and declined as a percentage of revenue for the fiscal year ended December 31, 2023, compared to the prior year. The decline was primarily due to the decline in revenue and the associated impact from lower operating leverage. We took actions during each quarter of 2023 to reduce operating costs to better align with demand.
FISCAL 2022 AS COMPARED TO FISCAL 2021
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 25, 2022 for discussion of fiscal 2022 compared to fiscal 2021.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We expect revenue for the fiscal first quarter of 2024 to decline between 16% and 10% as compared to the same period in the prior year, primarily due to our clients’ continued response to macroeconomic uncertainty.
•We anticipate gross profit as a percentage of revenue to decline between 210 and 170 basis points for the fiscal first quarter of 2024, compared to the same period in the prior year, primarily due to the change in business mix and higher workers’ compensation expense.
•For the fiscal first quarter of 2024, we anticipate SG&A expense to be between $109 million and $113 million.
•We expect basic weighted average shares outstanding to be approximately 31 million for the fiscal first quarter of 2024. This expectation does not include the impact of potential share repurchases.
•We expect our statutory income tax rate for fiscal 2024 to be between 24% and 28%. For fiscal 2024, we also expect an income tax benefit related to our hiring tax credits of between $5 million and $9 million.
Liquidity outlook
•Capital expenditures and spending for software as a service assets are expected to be between $23 million and $27 million for fiscal 2024, with approximately $4 million of this amount relating to spending for software as a service assets for fiscal 2024.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short and long term obligations. As of December 31, 2023, we had $61.9 million in cash and cash equivalents and no debt outstanding. Under the Revolving Credit Facility, $6.2 million was utilized by outstanding standby letters of credit, leaving $293.8 million unused , which is constrained by our most restrictive covenant making $85.9 million available for additional borrowing. See Note 7: Long-Term Debt, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our revolving credit facility.
On February 9, 2024, we entered into an amended and restated revolving credit agreement (the “2024 Revolving Credit Facility”), which matures on February 9, 2029. The 2024 Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, with an option to increase the amount to $405.0 million, subject to lender approval.
The following financial covenants, as defined in the 2024 Revolving Credit Facility, will be in effect beginning the fiscal first quarter of 2024:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any 12 month period.
The following financial covenant, as defined in the 2024 Revolving Credit Facility, will replace the asset coverage ratio beginning the fiscal first quarter of 2026, or earlier at our discretion, subject to the terms of the agreement:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the 2024 Revolving Credit Facility.
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

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

	S&P	Moody’s	Fitch
Short-term rating	A-1/SP-1	P-1/MIG-1	F-1
Long-term rating	A	A2	A
Total collateral commitments decreased $25.2 million during the fiscal year ended December 31, 2023 primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associates’ safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. We expect diminishing favorable adjustments to our workers’ compensation liabilities as the opportunity for significant reduction to the frequency and severity of accident rates has diminished.
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
A summary of our cash flows for each period are as follows:

	Fiscal year ended
(in thousands)	Dec 31, 2023	Dec 25, 2022
Net cash provided by operating activities	$34,754	$120,503
Net cash used in investing activities	(32,322)	(20,945)
Net cash used in financing activities	(37,583)	(64,692)
Change in cash, cash equivalents and restricted cash reclassified to assets held-for-sale	(300)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(874)	(2,420)
Net change in cash, cash equivalents and restricted cash	$(36,325)	$32,446
Cash flows from operating activities
Cash provided by operating activities consists of net income (loss) adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
As client demand for our services declines, the result is a deleveraging of accounts receivable and accounts payable. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash provided by accounts receivable collections through deleveraging during the fiscal year ended December 31, 2023 was partially offset by net cash used for payments on accounts payable and accrued expenses. Net cash used for payments on accrued wages and benefits was primarily due to lower annual employee bonuses. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in fiscal 2023.
Cash flows from investing activities
Investing cash flows consist of capital expenditures and purchases, sales and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the fiscal year ended December 31, 2023 were higher compared to the fiscal year ended December 25, 2022, due in part to the continued investments we are making to upgrade our PeopleReady technology platform. For the fiscal year ended December 31, 2023, maturities of restricted investments were reinvested by the Trust resulting in only a small impact to cash used in investing activities. In the prior period, cash provided by maturities of restricted investments was not immediately reinvested by the Trust, and partially offset capital expenditures.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plans.
Net cash used in financing activities during the fiscal year ended December 31, 2023 was primarily due to use of $34.2 million to repurchase our common stock in the open market. During the fiscal year ended December 25, 2022, we used $60.9 million to repurchase our common stock in the open market. As of December 31, 2023, $55.1 million remains available for repurchase under existing authorization.
FISCAL 2022 AS COMPARED TO FISCAL 2021
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 25, 2022 for discussion of fiscal 2022 compared to fiscal 2021.
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
There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix, which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. For fiscal 2023 claims, a 5% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $2 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs. In the event that we are not able to further reduce our accident rates, the positive impacts to our reserve balance will diminish.

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and macroeconomic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization.
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

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

As a result of our annual impairment test, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the current year declining trends would continue into future periods. These projections were updated based on our then-current outlook and recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balance for PeopleScout MSP was $0.8 million as of December 31, 2023. Any further declines in PeopleScout MSP revenue, in excess of our projections used in the annual impairment test, could give rise to an additional impairment. Based on our annual impairment test, we concluded the fair value of all other reporting units were substantially in excess of their carrying value, and the goodwill associated with those reporting units was not impaired.
Operating results have declined compared to our expectations as of the date of the annual impairment test; however, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 31, 2023. Further declines in our projected operating performance, or a sustained decrease in our stock price, could give rise to a future impairment. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2023 goodwill impairment.
There were no goodwill impairment charges recorded during fiscal 2022 or 2021.
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
When evaluating indefinite-lived intangible assets for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary.
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
Annual impairment test
We performed our annual indefinite-lived intangible asset impairment test as of the first day of our fiscal second quarter of 2023. As a result of this impairment test, we concluded that a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. The remaining balance for this trade name/trademark was $3.3 million as of December 31, 2023. See Note 5: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2023 indefinite-lived intangible asset impairment.
The fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying value of $2.1 million, and therefore did not result in an impairment. Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 31, 2023.
No impairment charge was recorded during fiscal 2022 nor 2021.

Page - 37

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
No impairment charge was recorded during fiscal 2023, 2022 or 2021.
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
Income taxes and related valuation allowances
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted, and results of recent operations. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized. Based on our deferred tax asset realizability analysis, we have determined that a valuation allowance is appropriate for certain tax credits and net operating losses that we expect will not be utilized within the permitted carryforward periods as of December 31, 2023 and December 25, 2022. See Note 12: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our current valuation allowance.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Page - 38

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments.
Interest rate risks
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our revolving credit facility. The interest on our revolving credit agreement is based on the Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.10%, plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the higher of the prime rate (as announced by Bank of America) or the federal funds rate plus 0.50%.
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

Page - 39

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Workers’ Compensation Claims Reserves - Refer to Notes 1 and 6 to the Financial Statements
Critical Audit Matter Description
The Company bears the financial responsibility for a significant portion of expected losses under its workers’ compensation program and records reserves for workers’ compensation claims based on estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The determination of the undiscounted reserve requires significant estimates and assumptions related to the future cost of claims and related expenses for claims that have been reported but not settled, as well as those that have been incurred but not reported. The undiscounted workers’ compensation reserve was $214.6 million as of December 31, 2023.
Given the fact that changes in actuarial assumptions could have a significant impact on the reserve, auditing management judgments regarding the workers’ compensation reserve, including estimates of the future cost of claims and related expenses, involved a high degree of auditor judgment, including the need to involve our actuarial specialists.

Page - 40

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
•With the assistance of our actuarial specialists, we developed independent estimates of the workers’ compensation reserve and compared our estimates to the Company’s recorded workers’ compensation reserve.
Goodwill - PeopleScout MSP Reporting Unit - Refer to Notes 1, 2, and 5 to the Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches, except for the PeopleScout MSP reporting unit (“MSP”) which relied only on the income approach. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows, which requires management to make significant judgments related to the estimation of future revenue and profitability, and determination of the risk-adjusted weighted average cost of capital (“discount rate”). Changes in these assumptions could have a significant impact on either the fair value of MSP and the related amount of the goodwill impairment charge. The goodwill balance was $84.1 million as of December 31, 2023, of which $0.8 million was allocated to MSP. A goodwill impairment charge of $8.9 million was recorded within MSP during the year ended December 31, 2023.
The MSP goodwill impairment recorded during the year ended December 31, 2023 was due to management’s revised internal revenue projections. These projections were updated based on management’s current macroeconomic outlook and industry analysis, which indicates that MSP will underperform due to a strategic lack of investment in technology within an increasingly competitive market.
We identified goodwill for the MSP reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of MSP. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and profitability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasts of future revenue and profitability used by management to estimate the fair value of MSP included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of MSP, such as controls related to management’s selection of the discount rate and forecasts of future revenues and profitability.
•We evaluated management’s ability to accurately forecast future revenues and profitability by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and profitability forecasts by comparing the forecasts to:
◦Historical revenues and profitability.
◦Internal communications to management and the Board of Directors, including related to strategic decisions that could impact MSP’s future revenues.

Page - 41

◦Industry reports containing analyses of expected trends and the competitive environment in the industry in which MSP operates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) valuation methodology and (2) the discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing an independent estimate of the discount rate and comparing that estimate to the discount rate selected by management.
/s/ Deloitte & Touche, LLP
Seattle, Washington
February 21, 2024
We have served as the Company’s auditor since 2009.

Page - 42

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share count data)	December 31, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$61,885	$72,054
Accounts receivable, net of allowance of $2,005 and $3,212	252,538	314,275
Prepaid expenses and other current assets	28,894	32,530
Income tax receivable	11,676	11,353
Total current assets	354,993	430,212
Property and equipment, net	104,906	95,823
Restricted cash and investments	192,985	213,734
Deferred income taxes, net	35,465	25,842
Goodwill	84,114	93,784
Intangible assets, net	10,525	16,205
Operating lease right-of-use assets, net	49,819	50,823
Workers’ compensation claims receivable, net	53,841	75,185
Other assets, net	12,735	17,800
Total assets	$899,383	$1,019,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$56,401	$76,644
Accrued wages and benefits	80,120	92,237
Income tax payable	439	1,137
Current portion of workers’ compensation claims reserve	44,866	50,005
Current operating lease liabilities	11,902	11,963
Other current liabilities	10,371	10,889
Total current liabilities	204,099	242,875
Workers’ compensation claims reserve, less current portion	151,649	201,005
Long-term deferred compensation liabilities	35,205	26,213
Long-term operating lease liabilities	49,434	50,601
Other long-term liabilities	1,123	2,399
Total liabilities	441,510	523,093

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 31,245,732 and 32,729,689 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,712)	(20,018)
Retained earnings	478,584	516,332
Total shareholders’ equity	457,873	496,315
Total liabilities and shareholders’ equity	$899,383	$1,019,408
See accompanying notes to consolidated financial statements

Page - 43

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)	2023	2022	2021
Revenue from services	$1,906,243	$2,254,184	$2,173,622
Cost of services	1,400,184	1,652,040	1,613,302
Gross profit	506,059	602,144	560,320
Selling, general and administrative expense	494,603	500,686	464,322
Depreciation and amortization	25,821	29,273	27,556
Goodwill and intangible asset impairment charge	9,485	—	—
Income (loss) from operations	(23,850)	72,185	68,442
Interest and other income (expense), net	3,205	1,231	5,408
Income (loss) before tax expense (benefit)	(20,645)	73,416	73,850
Income tax expense (benefit)	(6,472)	11,143	12,216
Net income (loss)	$(14,173)	$62,273	$61,634

Net income (loss) per common share:
Basic	$(0.45)	$1.89	$1.77
Diluted	$(0.45)	$1.86	$1.74

Weighted average shares outstanding:
Basic	31,317	32,889	34,798
Diluted	31,317	33,447	35,434

Other comprehensive income (loss):
Foreign currency translation adjustment	$(694)	$(4,271)	$(919)
Total other comprehensive income (loss), net of tax	(694)	(4,271)	(919)
Comprehensive income (loss)	$(14,867)	$58,002	$60,715
See accompanying notes to consolidated financial statements

Page - 44

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 27, 2020	35,493	$1	$452,017	$(14,828)	$437,190
Net income	—	—	61,634	—	61,634
Foreign currency translation adjustment	—	—	—	(919)	(919)
Purchases and retirement of common stock	(620)	—	(16,678)	—	(16,678)
Issuances under equity plans, including tax benefits	(12)	—	(2,103)	—	(2,103)
Stock-based compensation	—	—	13,943	—	13,943
Balances, December 26, 2021	34,861	1	508,813	(15,747)	493,067
Net income	—	—	62,273	—	62,273
Foreign currency translation adjustment	—	—	—	(4,271)	(4,271)
Purchases and retirement of common stock	(2,234)	—	(60,939)	—	(60,939)
Issuances under equity plans, including tax benefits	103	—	(3,502)	—	(3,502)
Stock-based compensation	—	—	9,687	—	9,687
Balances, December 25, 2022	32,730	1	516,332	(20,018)	496,315
Net loss	—	—	(14,173)	—	(14,173)
Foreign currency translation adjustment	—	—	—	(694)	(694)
Purchases and retirement of common stock	(1,877)	—	(34,178)	—	(34,178)
Issuances under equity plans, including tax benefits	393	—	(3,304)	—	(3,304)
Stock-based compensation	—	—	13,907	—	13,907
Balances, December 31, 2023	31,246	$1	$478,584	$(20,712)	$457,873
See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(14,173)	$62,273	$61,634
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,821	29,273	27,556
Goodwill and intangible asset impairment charge	9,485	—	—
Provision for credit losses	4,972	4,462	6,493
Stock-based compensation	13,907	9,687	13,943
Deferred income taxes	(9,902)	3,933	752
Non-cash lease expense	12,591	12,920	14,446
Other operating activities	(3,831)	7,862	(1,968)
Changes in operating assets and liabilities
Accounts receivable	56,761	34,765	(81,616)
Income taxes receivable and payable	(1,317)	(2,665)	1,602
Operating lease right-of-use asset	—	118	8,080
Other assets	31,366	(16,142)	(13,715)
Accounts payable and other accrued expenses	(19,210)	(1,501)	16,425
Other accrued wages and benefits	(12,113)	(7,938)	34,581
Deferred employer payroll taxes	—	—	(57,065)
Workers’ compensation claims reserve	(54,495)	(5,184)	701
Operating lease liabilities	(12,796)	(13,052)	(13,457)
Other liabilities	7,688	1,692	2,048
Net cash provided by operating activities	34,754	120,503	20,440
Cash flows from investing activities:
Capital expenditures	(31,276)	(30,626)	(35,006)
Payments for company-owned life insurance	(2,347)	—	(4,000)
Proceeds from company-owned life insurance	1,662	—	832
Purchases of restricted available-for-sale investments	—	—	(43)
Sales of restricted available-for-sale investments	—	—	7,333
Purchases of restricted held-to-maturity investments	(34,110)	(18,031)	(9,411)
Maturities of restricted held-to-maturity investments	33,749	27,712	23,935
Other	—	—	140
Net cash used in investing activities	(32,322)	(20,945)	(16,220)
Cash flows from financing activities:
Purchases and retirement of common stock	(34,178)	(60,939)	(16,678)
Net proceeds from employee stock purchase plans	856	980	1,135
Common stock repurchases for taxes upon vesting of restricted stock	(4,161)	(4,480)	(3,238)
Other	(100)	(253)	(345)
Net cash used in financing activities	(37,583)	(64,692)	(19,126)
Change in cash, cash equivalents and restricted cash reclassified to assets held-for-sale	(300)	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(874)	(2,420)	(521)
Net change in cash, cash equivalents and restricted cash	(36,325)	32,446	(15,427)
Cash, cash equivalents and restricted cash, beginning of period	135,631	103,185	118,612
Cash, cash equivalents and restricted cash, end of period	$99,306	$135,631	$103,185
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,031	$1,123	$1,425
Income taxes	$5,171	$9,980	$9,773
Operating lease liabilities	$15,799	$15,964	$16,590
Non-cash transactions:
Property and equipment purchased but not yet paid	$3,404	$4,502	$3,949
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,526	$9,637	$11,878
See accompanying notes to consolidated financial statements

Page - 46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We serve clients in a wide variety of industries through our PeopleReady segment which offers general, industrial and skilled trade contingent staffing, our PeopleManagement segment which offers contingent, on-site industrial staffing and commercial driver services, and our PeopleScout segment which offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) and talent advisory solutions.
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
Fiscal period end
The financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter consists of 14 weeks, while in fiscal years consisting of 52 weeks, all quarters consist of 13 weeks. Our 2023 fiscal year contained 53 weeks, with the 53rd week falling in the fiscal fourth quarter, while our 2022 and 2021 fiscal years contained 52 weeks.
Use of estimates
Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Estimates in our financial statements include, but are not limited to, acquisition method of accounting, allowance for credit losses, estimates for asset and goodwill impairments, stock-based awards, assumptions underlying self-insurance reserves, contingent legal, regulatory and government incentive liabilities, and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.
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

Page - 47

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
Human resource outsourcing
We primarily recognize revenue for our PeopleScout outsourced recruitment of permanent employees over time in an amount that reflects the consideration we expect to be entitled to in exchange for our services. The client simultaneously receives and consumes the benefits of the services as they are provided. We recognize revenue using an output method, generally based on the number of hires made during each month multiplied by the agreed-upon rate per hire. We incur immaterial costs to obtain our outsourced recruitment of permanent employee contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense these costs as incurred. Also, we incur immaterial costs to fulfill these contracts, which are expensed as incurred.
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
Advertising costs
Advertising costs consist primarily of print, digital and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in SG&A were $9.2 million, $12.5 million and $9.7 million in fiscal 2023, 2022 and 2021, respectively.
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

Page - 48

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
Annual and interim impairment tests may subject our reporting units with goodwill and other intangible assets to nonrecurring fair value measurement. We typically determine the fair value of these items using internal estimates and assumptions that market participants would use in pricing the asset.

Page - 49

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
Costs associated with the acquisition or development of software for internal use, including internal and external labor costs, are capitalized and amortized over the expected useful life of the software, from three to eight years. Capitalization of costs begins when the preliminary project stage is complete, when management authorizes and commits to funding the project, and it is probable the project will be completed for the intended use. Capitalization of costs ends when the project is substantially complete and ready for its intended use. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.
Leases
We conduct our PeopleReady branch operations primarily from leased locations. We also lease office spaces for our other operations, centralized support functions, office equipment, and machinery for use at client sites. Many leases require variable payments for common area maintenance, sales tax, and repairs and maintenance, and insurance coverage, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, along with any non-lease components of a contract, are expensed when the obligation for those payments is incurred and are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. The terms of our lease agreements generally range from three to five years, with some as high as 15 years and many containing options to renew. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice.
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

Page - 50

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
We performed our annual impairment test for goodwill as of the first day of our fiscal second quarter of 2023. Refer to Note 5: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.
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
When evaluating indefinite-lived intangible assets for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary.
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
We performed our annual impairment test for indefinite-lived intangible assets as of the first day of our fiscal second quarter of 2023. Refer to Note 5: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

Page - 51

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
Other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other long-lived assets include property and equipment, lease right-of-use assets, finite-lived intangible assets and capitalized implementation costs for cloud computing arrangements that are service contracts. There were no material other long-lived asset impairment charges recorded during the fiscal year ended December 31, 2023.
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

Page - 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our liability for unrecognized tax benefits is recorded in other long-term liabilities on our Consolidated Balance Sheets. We recognize interest and penalties related to unrecognized tax benefits within income tax expense (benefit) on the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets.
A significant driver of fluctuations in our effective income tax rate is the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because: 1) a small percentage of our associates qualify for one or more of the many targeted categories; 2) the targeted categories are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring credits if credits certified by government offices differ from original estimates. The WOTC program has been approved through the end of 2025.
Deferred compensation plan
We offer a non-qualified defined contribution plan (the “Plan”) to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The Plan allows participants to direct their account based on the investment options determined by TrueBlue and offers discretionary matching contributions.
The current portion of the deferred compensation liability is included in accrued wages and benefits on our Consolidated Balance Sheets. The total deferred compensation liability is funded through company-owned life insurance policies recorded in restricted cash and investments on our Consolidated Balance Sheets. The carrying value of company-owned life insurance policies is based on the cash surrender value of the policies, which approximates fair value. Changes in the cash surrender value, premiums incurred, and proceeds received relating to the company-owned life insurance policies are recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to fiscal 2022, we also held mutual funds and money market funds to support the deferred compensation liability, which were measured at fair value, with unrealized gains and losses recognized in SG&A expense, while realized gains and losses were recorded in interest and other income (expense), net on our Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 26, 2021, all of the mutual funds and money market funds had been converted into company-owned life insurance policies.
Stock-based compensation
Compensation expense for restricted stock-based awards is generally recognized on a straight-line basis over the vesting period, based on our stock’s fair market value on the grant date. For restricted stock-based awards with non-market performance conditions, compensation expense is recognized over each vesting period based on assessment of the likelihood of meeting these conditions. Compensation expense for our employee stock purchase plan (“ESPP”) is based on the estimated fair value on the date of grant, using the Black-Scholes valuation model, and is recognized on a straight-line basis over the offering period, which is over a calendar month. We recognize forfeitures as they occur.
In the event that there are changes to an employee’s requisite service period based on terms existing in the original award agreement, any unrecognized compensation expense is recognized prospectively over the updated remaining requisite service period. In the case that terms of an existing stock award agreement are modified, the sum of any unrecognized compensation expense as of the modification date and the modification charge will be expensed on a straight-line basis over the new requisite service period. The modification charge is the incremental amount of the fair value of the award before the modification and the fair value after the modification.
Foreign currency
Our financial statements are reported in U.S. dollars. Assets and liabilities of foreign subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period.

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments resulting from this process are included, net of tax, in accumulated other comprehensive loss on our Consolidated Statements of Operations and Comprehensive Income (Loss), when applicable.
Revenue and expense transactions denominated in a currency other than our functional currency are converted to our functional currency using the exchange rate on the transaction date. Gains or losses resulting from these transactions are included in interest and other income (expense), net on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Purchases and retirement of our common stock
We purchase our common stock under a program authorized by our Board of Directors (“Board”). Under applicable Washington State law, shares purchased are not displayed separately as treasury stock on the Consolidated Balance Sheets and are treated as authorized but unissued shares. It is our accounting policy to first record these purchases and the related excise tax as a reduction to our common stock account. Once the common stock account has been reduced to a nominal balance, remaining purchases are recorded as a reduction to our retained earnings. Furthermore, activity in our common stock account related to stock-based compensation is also recorded to retained earnings until such time as the reduction to retained earnings due to stock repurchases has been recovered.
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
Government assistance
There is limited U.S. GAAP accounting guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a client. We are permitted to utilize other accounting standards, and have elected to analogize to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we recognize government assistance on a systematic basis over the periods in which we recognize the related costs for which the grant is intended to compensate, but only when there is reasonable assurance we will comply with all conditions attached to the grant and there is reasonable assurance the assistance will be received. We have interpreted “reasonable assurance” to mean “probable,” as defined in loss contingencies guidance in U.S. GAAP.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which among other things, provided payroll tax credits to eligible employers to address the negative economic impacts of the coronavirus pandemic (“COVID-19”) outbreak. Also during fiscal 2020, the Canadian and Australian governments enacted subsidy programs to help employers offset a portion of wage and rent expenses for a limited period. During fiscal 2021, Canadian subsidies reduced operating expenses by $3.9 million on our Consolidated Statement of Operations and Comprehensive Income (Loss). Based on the reasonable assurance criteria, we have deferred recognition of certain benefits of $27.6 million and $21.8 million as of December 31, 2023 and December 25, 2022, respectively until recognition becomes probable, and we have included these amounts in accrued wages and benefits on our Consolidated Balance Sheets.

Page - 54

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
Recently issued accounting pronouncements not yet adopted
Segments
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an interim and annual basis, primarily regarding significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023 (2024 for TrueBlue), and interim periods beginning after December 15, 2024 (Q1 2025 for TrueBlue). Retrospective application is required for all periods presented. We are currently evaluating the impact of this ASU on our required disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (2025 for TrueBlue), on a prospective basis with retrospective application permitted. We are currently evaluating the impact of this ASU on our required disclosures.
There are no other new accounting pronouncements, issued or effective during the fiscal year, that are expected to have a significant impact on our financial statements and related disclosures.

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	December 31, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$61,885	$61,885	$—	$—
Restricted cash and cash equivalents	37,421	37,421	—	—
Cash, cash equivalents and restricted cash (1)	$99,306	$99,306	$—	$—

Municipal debt securities	$31,804	$—	$31,804	$—
Corporate debt securities	74,912	—	74,912	—
Agency mortgage-backed securities	13,235	—	13,235	—
U.S. government and agency securities	962	—	962	—
Restricted investments classified as held-to-maturity (2)	$120,913	$—	$120,913	$—

	December 25, 2022
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$72,054	$72,054	$—	$—
Restricted cash and cash equivalents	63,577	63,577	—	—
Cash, cash equivalents and restricted cash (1)	$135,631	$135,631	$—	$—

Municipal debt securities	$42,431	$—	$42,431	$—
Corporate debt securities	76,097	—	76,097	—
Agency mortgage-backed securities	48	—	48	—
U.S. government and agency securities	949	—	949	—
Restricted investments classified as held-to-maturity (2)	$119,525	$—	$119,525	$—
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
For our 2023 annual goodwill impairment test, the fair value of each reporting unit was estimated using a weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $9.7 million associated with the PeopleScout MSP reporting unit was impaired, and an impairment charge of $8.9 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023.
For our 2023 annual indefinite-lived intangible asset impairment test, the fair value of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.9 million was written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023.

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no goodwill or intangible asset impairment charges recorded during fiscal 2022 or 2021. Refer to Note 5: Goodwill and Intangible Assets for additional details on the impairment charge and valuation methodologies.
NOTE 3:    RESTRICTED CASH AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash and investments:

(in thousands)	December 31, 2023	December 25, 2022
Cash collateral held by insurance carriers	$23,598	$29,567
Cash and cash equivalents held in Trust	12,703	30,857
Investments held in Trust	122,659	123,678
Company-owned life insurance policies	32,905	26,479
Other restricted cash and cash equivalents	1,120	3,153
Total restricted cash and investments	$192,985	$213,734
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 31, 2023 and December 25, 2022, were as follows:

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$32,042	$4	$(242)	$31,804
Corporate debt securities	76,578	333	(1,999)	74,912
Agency mortgage-backed securities	13,039	196	—	13,235
U.S. government and agency securities	1,000	—	(38)	962
Total held-to-maturity investments	$122,659	$533	$(2,279)	$120,913

	December 25, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$42,892	$2	$(463)	$42,431
Corporate debt securities	79,736	4	(3,643)	76,097
Agency mortgage-backed securities	50	—	(2)	48
U.S. government and agency securities	1,000	—	(51)	949
Total held-to-maturity investments	$123,678	$6	$(4,159)	$119,525
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 31, 2023
(in thousands)	Amortized cost	Fair value
Due in one year or less	$27,414	$27,118
Due after one year through five years	82,847	81,146
Due after five years through ten years	5,818	5,922
Due after ten years	6,580	6,727
Total held-to-maturity investments	$122,659	$120,913

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. During 2021, we also held mutual funds and money market funds, which were converted into company-owned life insurance policies by the end of fiscal 2021. During the fiscal year ended December 31, 2023, we received proceeds from company-owned life insurance policies of $1.7 million, of which $1.4 million was in excess of the cash surrender value of the related policies and recognized in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). The unrealized gains and losses related to investments still held at December 31, 2023, December 25, 2022 and December 26, 2021, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

(in thousands)	2023	2022	2021
Unrealized gains (losses)	$4,383	$(5,841)	$1,061
NOTE 4:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses

(in thousands)	2023	2022	2021
Beginning balance	$3,212	$6,687	$2,921
Current period provision	4,972	4,462	6,493
Write-offs	(6,184)	(7,917)	(2,713)
Foreign currency translation	5	(20)	(14)
Ending balance	$2,005	$3,212	$6,687
Prepaid expenses and other current assets

(in thousands)	December 31, 2023	December 25, 2022
Prepaid software agreements	$8,435	$9,994
Other prepaid expenses	9,355	9,455
Assets held-for-sale	4,845	—
Other current assets	6,259	13,081
Prepaid expenses and other current assets	$28,894	$32,530
Other current liabilities

(in thousands)	December 31, 2023	December 25, 2022
Contract liabilities	$1,844	$3,812
Liabilities held-for-sale	1,998	—
Other current liabilities	6,529	7,077
Other current liabilities	$10,371	$10,889

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment

(in thousands)	December 31, 2023	December 25, 2022
Buildings and land	$46,818	$49,359
Software	201,235	150,198
Computers, furniture and equipment	38,706	48,670
Construction in progress	2,670	31,958
Gross property and equipment	289,429	280,185
Less accumulated depreciation	(184,523)	(184,362)
Property and equipment, net	$104,906	$95,823
Capitalized software costs, net of accumulated depreciation, were $73.3 million and $28.1 million as of December 31, 2023 and December 25, 2022, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense of property and equipment totaled $20.6 million, $23.5 million and $20.9 million for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
Assets and liabilities held-for-sale
During fiscal 2023, as part of our strategic initiative to simplify our organizational structure and sharpen our focus on core operations, management, with approval from the Board, began actively marketing Labour Ready Temporary Services, Ltd. (“LRTS”). LRTS is a wholly-owned subsidiary of the company, and provides contingent staffing solutions to clients in Canada under the PeopleReady brand. The operational results of LRTS are included as part of our PeopleReady operating segment and reportable segment for all years presented. LRTS is not an individually significant component of the company.
As of December 31, 2023, all criteria for classifying this entity as held-for-sale were met, and did not result in recognition of a loss on our Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2023. The assets and liabilities classified as held-for-sale as of December 31, 2023 are presented within other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets. The following represents the carrying amounts of the major classes of assets and liabilities included as part of the disposal group classified as held-for-sale:

(in thousands)	December 31, 2023
Current assets held-for-sale:
Cash and cash equivalents	$300
Accounts receivable, net	1,919
Prepaid expenses and other current assets	80
Income tax receivable	201
Property and equipment, net	156
Deferred income taxes, net	23
Goodwill (1)	1,020
Operating lease right-of-use assets, net	1,146
Total current assets held-for-sale	$4,845

Current liabilities held-for-sale:
Accounts payable and other accrued expenses	$289
Accrued wages and benefits	427
Operating lease liabilities	1,180
Other current liabilities	102
Total current liabilities held-for-sale	$1,998
(1) Goodwill was allocated based on the relative fair value of LRTS to the total PeopleReady reporting unit prior to being reclassified as held-for-sale.

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected divestiture of our PeopleReady operations in Canada does not represent a strategic shift, nor do we expect it to have a major effect on the company’s operations and financial results and, therefore will not be reported as discontinued operations in our Consolidated Balance Sheets or Consolidated Statements of Operations and Comprehensive Income (Loss). A sale is expected to be finalized during the fiscal first quarter of 2024.
Subsequent event
On February 20, 2024, the company entered into a definitive share purchase agreement to sell LRTS to Vertical Staffing Resources. The transaction is expected to close during the fiscal first quarter of 2024, subject to customary closing conditions.
NOTE 5:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 26, 2021
Goodwill before impairment		$106,304	$142,710	$81,092	$330,106
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		60,094	32,953	1,491	94,538

Foreign currency translation		—	(754)	—	(754)

Balance at	December 25, 2022
Goodwill before impairment		106,304	141,956	81,092	329,352
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill, net		60,094	32,199	1,491	93,784

Goodwill reclassified as held-for-sale (1)		(1,020)	—	—	(1,020)
Impairment charge		—	(8,885)	—	(8,885)
Foreign currency translation		—	235	—	235

Balance at	December 31, 2023
Goodwill before impairment		105,284	142,191	81,092	328,567
Accumulated impairment charge		(46,210)	(118,642)	(79,601)	(244,453)
Goodwill, net		$59,074	$23,549	$1,491	$84,114
(1) Refer to Note 4: Supplemental Balance Sheet Information for further discussion.
We performed our annual impairment test as of the first day of our fiscal second quarter of 2023, for our reporting segments with remaining goodwill: PeopleReady; PeopleManagement Centerline; PeopleScout RPO; and PeopleScout MSP. The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 13.0% to 13.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, except for PeopleScout MSP which relied only on the income approach.
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

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of our 2023 annual impairment test, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the current year declining trends would continue into future periods. These projections were updated based on our then-current outlook and recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. The remaining goodwill balance for the PeopleScout MSP reporting unit was $0.8 million as of December 31, 2023.
Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment loss was recognized during the fiscal year ended December 31, 2023.
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 31, 2023			December 25, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$94,270	$(90,149)	$4,121	$94,134	$(84,994)	$9,140
Trade names/trademarks	1,653	(649)	1,004	1,569	(504)	1,065
Total finite-lived intangible assets	$95,923	$(90,798)	$5,125	$95,703	$(85,498)	$10,205
(1)Excludes assets that are fully amortized.
Amortization expense of our finite-lived intangible assets was $5.2 million, $5.7 million and $6.7 million for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2023:

(in thousands)
2024	$4,049
2025	309
2026	118
2027	118
2028	118
Thereafter	413
Total future amortization	$5,125
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets may have occurred for the fiscal year ended December 31, 2023.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $5.4 million and $6.0 million as of December 31, 2023 and December 25, 2022, respectively, related to businesses within our PeopleScout and PeopleManagement segments.
As a result of our 2023 annual impairment test, we concluded that the carrying amount of a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. The remaining balance for this trade name/trademark was $3.3 million as of December 31, 2023.

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, following performance of the annual impairment test, we did not identify any additional events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment loss was recognized during the fiscal year ended December 31, 2023.
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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of December 31, 2023. The weighted average discount rate was 2.4% and 2.0% at December 31, 2023 and December 25, 2022, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 31, 2023	December 25, 2022
Undiscounted workers’ compensation reserve	$214,611	$270,468
Less discount on workers’ compensation reserve	18,096	19,458
Workers’ compensation reserve, net of discount	196,515	251,010
Less current portion	44,866	50,005
Long-term portion	$151,649	$201,005
Payments made against self-insured claims were $45.0 million, $39.4 million and $41.9 million for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18 years. The rates used to discount excess claims incurred during the fiscal years ended December 31, 2023 and December 25, 2022 were 4.1% and 3.0%, respectively. The discounted workers’ compensation reserve for excess claims were $54.9 million and $76.7 million, as of December 31, 2023 and December 25, 2022, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $53.8 million and $75.2 million as of December 31, 2023 and December 25, 2022, respectively.

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 31, 2023:

(in thousands)
2024	$44,866
2025	23,494
2026	13,764
2027	9,193
2028	6,705
Thereafter	43,566
Sub-total	141,588
Excess claims (1)	54,927
Total	$196,515
(1)Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $20.1 million, $29.8 million and $39.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively.
NOTE 7:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provides for a revolving line of credit of up to $300.0 million, and matures on March 16, 2025 (“Revolving Credit Facility”). We have an option to increase the amount to $450.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit. At December 31, 2023, $6.2 million was utilized by outstanding standby letters of credit, leaving $293.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $85.9 million available for additional borrowing. At December 25, 2022, $7.2 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the Secured Overnight Financing Rate (“SOFR”), plus an adjustment of 0.10%, plus an applicable spread between 1.25% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.25% and 1.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined under the Revolving Credit Facility.
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
The following financial covenants, as defined in the second amendment to our credit agreement, were in effect as of December 31, 2023:
•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the second amendment to our credit agreement. As of December 31, 2023, our consolidated leverage ratio was 0.20.

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of December 31, 2023, our consolidated fixed charge coverage ratio was 15.16.
As of December 31, 2023, and throughout fiscal 2023, we were in compliance with all effective covenants related to the Revolving Credit Facility.
Subsequent event
On February 9, 2024, we entered into an amended and restated revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “2024 Revolving Credit Facility”). The 2024 Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the 2024 Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit.
NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 31, 2023	December 25, 2022
Cash collateral held by workers’ compensation insurance carriers	$17,737	$23,716
Cash and cash equivalents held in Trust	12,703	30,857
Investments held in Trust	122,659	123,678
Letters of credit (1)	6,077	6,077
Surety bonds (2)	20,725	20,806
Total collateral commitments	$179,901	$205,134
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
Operating leases
We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 13 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options is at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.
Operating lease costs were comprised of the following:

(in thousands)	2023	2022
Operating lease costs	$14,710	$14,994
Short-term lease costs (1)	6,915	7,487
Other lease costs, net (2)	3,748	4,501
Total lease costs	$25,373	$26,982
(1)Excludes expenses related to leases with a lease term of less than one month.
(2)Other lease costs include variable lease costs, net of rental and sublease income.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other information related to our operating leases was as follows:

	December 31, 2023	December 25, 2022
Weighted average remaining lease term in years	7.6	8.3
Weighted average discount rate	4.9%	4.9%
Future non-cancelable minimum lease payments under our operating lease commitments as of December 31, 2023, are as follows for each of the next five years and thereafter:

(in thousands)
2024	$14,961
2025	12,465
2026	9,639
2027	7,558
2028	5,882
Thereafter	24,589
Total undiscounted future non-cancelable minimum lease payments (1)	75,094
Less: Imputed interest (2)	12,578
Less: Present value of operating lease liabilities held-for-sale	1,180
Present value of lease liabilities	$61,336
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
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancellable without significant penalty. We had $37.4 million of purchase obligations as of December 31, 2023, of which $17.7 million are expected to be paid in 2024, $16.1 million in 2025, and the remaining $3.6 million in 2026.
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
NOTE 9:    SHAREHOLDERS' EQUITY
Common stock
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 0.1 million and 0.2 million shares as of December 31, 2023 and December 25, 2022, respectively.
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

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the 2019 authorization, we repurchased shares during fiscal 2021 using $16.7 million, and during fiscal 2022 using the remaining $50.0 million. The 2019 authorization was fully utilized as of April 2022. Under the 2019 authorization, we repurchased and retired a total of 4.7 million shares of our common stock over three fiscal years, at an average share price of $21.09. Under the 2022 authorization we repurchased shares using $33.9 million during fiscal 2023 and $11.0 million during fiscal 2022.
The details of shares repurchased in the open market as part of the authorizations described above are as follows:

			Shares repurchased (in thousands)
			Year ended
Authorization	Amount authorized (in millions)	Remaining available (in millions)	2023	2022	2021
2019 Authorization	$100.0	$—	—	1,800	620
2022 Authorization	$100.0	$55.1	1,877	434	—
			1,877	2,234	620
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
Our 2016 Omnibus Incentive Plan (“Incentive Plan”), effective May 11, 2016, applies to directors, officers, employees and consultants of the Company and permits the granting of nonqualified and incentive stock options, restricted stock awards, performance share units, restricted stock units and stock appreciation rights. At the time of adoption, there were 1.5 million shares available for issuance. Effective May 9, 2018, an additional 1.8 million shares were authorized under the Incentive Plan. Additionally, effective May 11, 2023, an additional 0.7 million shares were authorized under the Incentive Plan.
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

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based award activity for the fiscal year ended December 31, 2023, was as follows:

(shares in thousands)	Shares	Weighted-average grant-date fair value
Non-vested at beginning of period	1,436	$21.93
Granted	1,137	$17.77
Vested	(761)	$20.70
Forfeited	(236)	$19.59
Non-vested at the end of the period	1,576	$19.88
The following table summarizes the weighted-average grant-date fair value per share for stock-based awards granted:

	2023	2022	2021
Weighted-average grant-date fair value	$17.77	$25.51	$20.21
As of December 31, 2023, total estimated unrecognized stock-based compensation expense was $14.2 million. We expect to recognize this expense over a weighted average remaining period of 1.7 years. The total fair value of stock-based awards that vested during fiscal 2023, 2022 and 2021 was $12.2 million, $13.9 million and $20.6 million, respectively.
Employee Stock Purchase Plan
At the time of adoption in 2010, there was 1.0 million shares of common stock authorized for purchase under our ESPP. Effective May 11, 2023, an additional 1.0 million shares of common stock were authorized for purchase under our ESPP. The plan allows eligible employees to contribute up to 10% of their earnings toward the monthly purchase of the company’s common stock. The employee’s purchase price is 85% of the lesser of the company’s common stock price on either the first day or the last day of each calendar month. We consider our ESPP to be a component of stock-based compensation and accordingly we recognize compensation expense over the requisite service period for stock purchases made under the plan. The requisite service period begins on the enrollment date and ends on the purchase date, the duration of which is one month.
The following table summarizes transactions under our ESPP:

(shares in thousands)	2023	2022	2021
Shares issued	63	52	44
Average price per share	$13.58	$18.85	$19.77
Stock-based compensation expense
Total stock-based compensation expense for fiscal 2023, 2022 and 2021, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $13.9 million, $9.7 million and $13.9 million, respectively. The related tax benefit was $2.9 million, $2.0 million and $2.9 million for fiscal 2023, 2022 and 2021, respectively.
NOTE 11:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plan was $41.0 million and $31.3 million as of December 31, 2023 and December 25, 2022, respectively, of which $5.8 million and $5.1 million have been included in accrued wages and benefits on our Consolidated Balance Sheets. The net expense related to our qualified and non-qualified deferred compensation plans totaled $4.1 million, $5.1 million and $6.5 million for fiscal 2023, 2022 and 2021, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). The net expense includes changes in cash surrender value of the company-owned life insurance policies held to support the deferred compensation liability, premiums incurred for and proceeds received from company-owned life insurance, unrealized gains (losses) on deferred compensation liabilities, as well as our discretionary matching contributions. Refer to Note 3: Restricted Cash and Investments for additional details on deferred compensation assets.

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:     INCOME TAXES
The provision for income taxes is comprised of the following:

(in thousands)	2023	2022	2021
Current taxes:
Federal	$329	$1,360	$4,925
State	582	1,397	4,067
Foreign	2,817	4,635	2,393
Total current taxes	3,728	7,392	11,385
Deferred taxes:
Federal	(8,109)	3,434	617
State	(1,383)	345	88
Foreign	(708)	(28)	126
Total deferred taxes	(10,200)	3,751	831
Provision for income taxes	$(6,472)	$11,143	$12,216
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2023	%	2022	%	2021	%
Income tax expense (benefit) based on statutory rate	$(4,335)	21.0%	$15,417	21.0%	$15,508	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(1,384)	6.7	3,008	4.1	3,548	4.8
Hiring tax credits, net	(4,997)	24.2	(7,911)	(10.8)	(7,582)	(10.3)
CARES Act	—	—	—	—	(468)	(0.6)
Uncertain tax positions	(206)	1.0	(1,336)	(1.8)	(391)	(0.5)
Non-deductible goodwill impairment charge	2,287	(11.1)	—	—	—	—
Non-deductible and non-taxable items	1,178	(5.7)	1,377	1.9	589	0.8
Foreign taxes	587	(2.9)	654	0.9	211	0.3
Other, net	398	(1.9)	(66)	(0.1)	801	1.0
Total income tax expense (benefit)	$(6,472)	31.3%	$11,143	15.2%	$12,216	16.5%
Our effective tax rate for fiscal 2023 was 31.3%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from tax benefits from hiring tax credits and state income taxes, partially offset by the non-deductible goodwill impairment charge and other non-deductible and non-taxable items.
Of the total goodwill and intangible asset impairment charge of $9.5 million recorded during fiscal 2023, $8.9 million (tax effect of $2.3 million) related to goodwill from a stock acquisition, and accordingly was not deductible for tax purposes.
U.S. and foreign components of income (loss) before tax expense (benefit) was as follows:

(in thousands)	2023	2022	2021
U.S.	$(27,773)	$56,964	$61,433
Foreign	7,128	16,452	12,417
Income (loss) before tax expense (benefit)	$(20,645)	$73,416	$73,850

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2023	December 25, 2022
Deferred tax assets:
Allowance for credit losses	$590	$869
Accounts payable and other accrued expenses	11,242	9,641
Net operating loss carryforwards	7,535	1,243
Tax credit carryforwards	16,030	9,801
Accrued wages and benefits	7,311	8,877
Deferred compensation	12,356	8,641
Lease liabilities	17,378	16,025
Other	371	368
Total	72,813	55,465
Valuation allowance	(834)	(2,152)
Total deferred tax asset, net of valuation allowance	71,979	53,313
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(655)	(583)
Lease right-of-use assets	(14,052)	(12,909)
Depreciation and amortization	(21,958)	(14,100)
Workers’ compensation	(192)	(347)
Total deferred tax liabilities	(36,857)	(27,939)
Deferred income taxes, net	$35,122	$25,374
Since deferred tax assets and liabilities attributable to different jurisdictions cannot be offset, a deferred tax liability of $0.3 million is included in other long-term liabilities on our Consolidated Balance Sheets as of December 31, 2023.
Based on our deferred tax asset realizability analysis, we have determined that a valuation allowance is appropriate for certain tax credits and net operating losses (“NOLs”) that we expect will not be utilized within the permitted carryforward periods as of December 31, 2023 and December 25, 2022. Changes to deferred taxes related to foreign currency translation were immaterial for fiscal 2023, 2022 and 2021. The following table summarizes our credit carryforwards and NOLs along with their respective valuation allowance as of December 31, 2023:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$16,030	$—	$16,030	2039
State NOLs	2,808	(834)	1,974	Various
Federal NOLs	4,727	—	4,727	Indefinite
Foreign alternative minimum tax credits	287	—	287	2033
Total	$23,852	$(834)	$23,018
The activity related to the income tax valuation allowance was as follows:

(in thousands)	2023	2022	2021
Beginning balance	$2,152	$2,368	$3,072
Charged to expense	(58)	(216)	26
Release of allowance	(1,260)	—	(730)
Ending balance	$834	$2,152	$2,368

Page - 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2023	2022	2021
Beginning balance	$830	$1,881	$1,930
Increases for tax positions related to the current year	124	53	188
Decreases for tax positions related to prior years	—	—	(52)
Reductions due to lapsed statute of limitations	(362)	(1,104)	(185)
Ending balance	$592	$830	$1,881
As of December 31, 2023, our liability for unrecognized tax benefits was $0.6 million. If recognized, $0.5 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the fiscal year ended December 31, 2023. In general, the tax years 2020 through 2022 remain open to examination by the major taxing jurisdictions where we conduct business.
Interest and penalties accrued related to the unrecognized tax benefits noted above were immaterial as of December 31, 2023.
NOTE 13:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

(in thousands, except per share data)	2023	2022	2021
Net income (loss)	$(14,173)	$62,273	$61,634

Weighted average number of common shares used in basic net income (loss) per common share	31,317	32,889	34,798
Dilutive effect of non-vested stock-based awards	—	558	636
Weighted average number of common shares used in diluted net income (loss) per common share	31,317	33,447	35,434
Net income (loss) per common share:
Basic	$(0.45)	$1.89	$1.77
Diluted	$(0.45)	$1.86	$1.74

Anti-dilutive shares	1,343	394	36
As we reported a loss for the fiscal year ended December 31, 2023, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share and diluted net loss per share were equal.
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

Page - 70

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

(in thousands)	2023	2022	2021
Revenue from services:
Contingent staffing
PeopleReady	$1,096,318	$1,272,852	$1,270,928
PeopleManagement	580,591	663,814	639,741
Human resource outsourcing
PeopleScout	229,334	317,518	262,953
Total company	$1,906,243	$2,254,184	$2,173,622
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

(in thousands)	2023	2022	2021
Segment profit:
PeopleReady	$26,606	$87,743	$82,398
PeopleManagement	6,963	15,811	13,196
PeopleScout	26,922	44,771	36,163
Total segment profit	60,491	148,325	131,757
Corporate unallocated	(31,507)	(31,326)	(27,937)
Third-party processing fees for hiring tax credits	(253)	(594)	(734)
Amortization of software as a service assets	(4,117)	(2,985)	(2,709)
Goodwill and intangible asset impairment charge	(9,485)	—	—
Gain on deferred compensation assets	—	—	(2,897)
PeopleReady technology upgrade costs	(1,342)	(7,935)	(1,300)
Executive leadership transition costs	(5,788)	1,422	(232)
COVID-19 government assistance, net	(525)	—	4,222
Other benefits (costs)	(5,503)	(5,449)	(4,172)
Depreciation and amortization	(25,821)	(29,273)	(27,556)
Income (loss) from operations	(23,850)	72,185	68,442
Interest and other income (expense), net	3,205	1,231	5,408
Income (loss) before tax expense (benefit)	$(20,645)	$73,416	$73,850
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
Domestic and international revenue
Our international operations are primarily in Canada, the United Kingdom, and Australia. Revenue by region was as follows:

(in thousands, except percentages)	2023	%	2022	%	2021	%
United States	$1,750,427	91.8%	$2,073,596	92.0%	$2,017,529	92.8%
International operations	155,816	8.2	180,588	8.0	156,093	7.2
Total revenue from services	$1,906,243	100.0%	$2,254,184	100.0%	$2,173,622	100.0%

Page - 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of client risk
No single client represented more than 10.0% of total company revenue for fiscal 2023, 2022 or 2021. Client concentration for our reportable segments was as follows:
•No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2023, 2022, or 2021.
•One client represented 11.8%, 13.1% and 10.9% of our PeopleScout reportable segment revenue for fiscal 2023, 2022 and 2021, respectively.
•One client represented 12.3% and 10.6% of our PeopleManagement reportable segment revenue for fiscal 2023 and 2022, respectively. No single client represented 10.0% or more of our PeopleManagement reportable segment revenue for fiscal 2021.
Property and equipment located in international operations was approximately 3.5% and 4.6% of total property and equipment, net as of December 31, 2023 and December 25, 2022, respectively.

Page - 72

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2023.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche, LLP

Seattle, Washington
February 21, 2024

Page - 74

Item 9B.	OTHER INFORMATION
Trading plans
During the fiscal fourth quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Page - 75

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Proposal 1. Election of Directors” in our definitive proxy statement for use in connection with the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 31, 2023, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Corporate Governance and Nominating Committee, including any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence is presented under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by this reference thereto.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning principal accounting fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is presented under the heading “Fees Paid to Independent Registered Public Accountant for Fiscal Years 2022 and 2023” in our Proxy Statement, and is incorporated herein by this reference thereto. Information concerning the Audit Committee’s pre-approval policies and procedures is presented under the heading “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 76

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

Page - 77

INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

4.1	Description of Securities.	X	—	—	—

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3	Amended and Restated Credit Agreement, effective February 9, 2024.		8-K	001-14543	02/12/2024

10.4*	Employment Agreement between TrueBlue, Inc. and Taryn Owen, dated August 11, 2023.		8-K	001-14543	08/15/2023

10.5*	Change-In-Control Agreement between TrueBlue, Inc. and Taryn Owen, dated August 11, 2023.		8-K	001-14543	08/15/2023

10.6*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn Owen, effective September 27, 2022.		8-K	001-14543	09/27/2022

10.7*	Executive Employment Agreement between TrueBlue, Inc and Steven C. Cooper, effective July 8, 2022.		8-K/A	001-14543	07/14/2022

10.8*	Executive Change in Control Agreement between TrueBlue, Inc and Steven C. Cooper effective July 8, 2022.		8-K/A	001-14543	07/14/2022

10.9*	Non-Competition Agreement between TrueBlue, Inc. and Steven C. Cooper, effective July 8, 2022.		8-K/A	001-14543	07/14/2022

10.10*	Executive Employment Agreement between TrueBlue, Inc. and Carl R. Schweihs, dated October 9, 2023.		8-K	001-14543	10/10/2023

10.11*	Executive Non-Competition Agreement between TrueBlue, Inc. and Carl R. Schweihs, dated October 9, 2023.		8-K	001-14543	10/10/2023

10.12*	Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated December 31, 2006.		10-Q	001-14543	05/04/2007

10.13*	First Amendment to Executive Employment Agreement between TrueBlue, Inc. and Derrek L. Gafford, dated February 13, 2023.		10-K	001-14543	02/15/2023

10.14*	Form Executive Non-Competition Agreement between TrueBlue, Inc. and Derrek L. Gafford.		10-Q	001-14543	05/04/2007

10.15*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Derrek L. Gafford, Carl Schweihs, and Garrett Ferencz.		10-Q	001-14543	05/04/2007

10.16*	Form Non-Competition Agreement between TrueBlue, Inc. and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.17*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Steven C. Cooper, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.18*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.		10-Q	001-14543	07/27/2020

10.19*	Equity Retainer and Deferred Compensation Plan For Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.20*	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.21*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

Page - 78

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.22*	2016 TrueBlue Omnibus Incentive Plan.		S-8	333-211737	06/01/2016

10.23*	2016 TrueBlue Omnibus Incentive Plan, as amended and restated, effective May 9, 2018.		S-8	333-238093	05/08/2020

10.24*	2010 Employee Stock Purchase Plan, as amended and restated, effective May 11, 2023.		10-Q	001-14543	07/24/2023

10.25*	2016 Omnibus Incentive Plan, as amended and restated, effective May 11, 2023.		10-Q	001-14543	07/24/2023

10.26*	Form 2021 Restricted Share Unit Award Notice between TrueBlue, Inc. and Steven C. Cooper, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.	X	—	—	—

10.27*	Form 2021 Performance Share Unit Award Notice between TrueBlue, Inc. and Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.	X	—	—	—

10.28*	Form 2022 Restricted Share Unit Award Notice between TrueBlue, Inc. and Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.	X	—	—	—

10.29*	Form 2022 Performance Share Unit Grant Notice between Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.	X	—	—	—

10.30*	Form 2023 Restricted Share Unit Award Notice between TrueBlue, Inc. and Steven C. Cooper, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.	X	—	—	—

10.31*	Form 2023 Performance Share Unit Grant Notice between Steven C. Cooper, Derrek L. Gafford, Taryn R. Owen, Carl Schweihs, and Garrett Ferencz.	X	—	—	—

10.32*	Letter of Separation and Resignation between TrueBlue, Inc. and Derrek L. Gafford.	X	—	—	—

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc. and Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

97.1	Incentive Compensation Recovery Policy, dated September 14, 2023.	X	—	—	—

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	—	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 79

Item 16.	FORM 10-K SUMMARY
None.

Page - 80

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Taryn R. Owen	2/21/2024
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Taryn R. Owen	2/21/2024	/s/ Carl R. Schweihs	2/21/2024
Signature	Date	Signature	Date
Taryn R. Owen, Chief Executive Officer and President		Carl R. Schweihs, Chief Financial Officer and Executive Vice President

/s/ Richard B. Christensen	2/21/2024	/s/ Jeffrey B. Sakaguchi	2/21/2024
Signature	Date	Signature	Date
Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President		Jeffrey B. Sakaguchi, Chairman of the Board

/s/ Colleen B. Brown	2/21/2024	/s/ William C. Goings	2/21/2024
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/21/2024	/s/ Robert C. Kreidler	2/21/2024
Signature	Date	Signature	Date
Kim Harris Jones, Director		Robert C. Kreidler, Director

/s/ Sonita F. Lontoh	2/21/2024	/s/ Paul G. Reitz	2/21/2024
Signature	Date	Signature	Date
Sonita F. Lontoh, Director		Paul G. Reitz, Director

/s/ Kristi A. Savacool	2/21/2024
Signature	Date
Kristi A. Savacool, Director

Page - 81