Form 10-Q
period 2024-03-31
TrueBlue, Inc.
filed 2024-05-06
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2024, there were 30,569,641 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$36,184	$61,885
Accounts receivable, net of allowance of $1,195 and $2,005	244,184	252,538
Prepaid expenses and other current assets	24,979	28,894
Income tax receivable	10,056	11,676
Total current assets	315,403	354,993
Property and equipment, net	104,449	104,906
Restricted cash, cash equivalents and investments	187,969	192,985
Deferred income taxes, net	50,934	35,465
Goodwill	83,869	84,114
Intangible assets, net	8,995	10,525
Operating lease right-of-use assets, net	50,454	49,819
Workers’ compensation claims receivable, net	51,998	53,841
Other assets, net	14,515	12,735
Total assets	$868,586	$899,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$43,623	$56,401
Accrued wages and benefits	81,008	80,120
Income tax payable	—	439
Current portion of workers’ compensation claims reserve	41,303	44,866
Current operating lease liabilities	11,936	11,902
Other current liabilities	6,090	10,371
Total current liabilities	183,960	204,099
Workers’ compensation claims reserve, less current portion	146,544	151,649
Long-term deferred compensation liabilities	37,086	35,205
Long-term operating lease liabilities	49,869	49,434
Other long-term liabilities	4,763	1,123
Total liabilities	422,222	441,510

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 30,554,364 and 31,245,732 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,770)	(20,712)
Retained earnings	467,133	478,584
Total shareholders’ equity	446,364	457,873
Total liabilities and shareholders’ equity	$868,586	$899,383
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 31, 2024	March 26, 2023
Revenue from services	$402,853	$465,288
Cost of services	303,467	342,175
Gross profit	99,386	123,113
Selling, general and administrative expense	106,937	122,645
Depreciation and amortization	7,958	6,411
Income (loss) from operations	(15,509)	(5,943)
Interest and other income (expense), net	1,599	1,014
Income (loss) before tax expense (benefit)	(13,910)	(4,929)
Income tax expense (benefit)	(12,212)	(640)
Net income (loss)	$(1,698)	$(4,289)

Net income (loss) per common share:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)

Weighted average shares outstanding:
Basic	31,102	32,292
Diluted	31,102	32,292

Other comprehensive income (loss):
Foreign currency translation adjustment	$(58)	$(253)
Comprehensive income (loss)	$(1,756)	$(4,542)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 31, 2024	March 26, 2023
Cash flows from operating activities:
Net income (loss)	$(1,698)	$(4,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,958	6,411
Provision for credit losses	370	1,382
Stock-based compensation	2,102	2,630
Deferred income taxes	(12,206)	(47)
Non-cash lease expense	3,036	3,140
Other operating activities	(2,980)	20
Changes in operating assets and liabilities:
Accounts receivable	8,292	31,025
Income taxes receivable and payable	975	(2,512)
Other assets	1,571	6,462
Accounts payable and other accrued expenses	(11,515)	(11,937)
Accrued wages and benefits	480	(11,143)
Workers’ compensation claims reserve	(8,669)	(11,583)
Operating lease liabilities	(3,204)	(3,316)
Other liabilities	1,249	2,908
Net cash (used in) provided by operating activities	(14,239)	9,151
Cash flows from investing activities:
Capital expenditures	(7,375)	(8,081)
Proceeds from business divestiture, net	2,928	—
Purchases of restricted held-to-maturity investments	(10,180)	(2,305)
Maturities of restricted held-to-maturity investments	15,546	2,010
Net cash provided by (used in) investing activities	919	(8,376)
Cash flows from financing activities:
Purchases and retirement of common stock	(10,067)	(24,718)
Net proceeds from employee stock purchase plans	220	315
Common stock repurchases for taxes upon vesting of restricted stock	(2,012)	(2,377)
Other	(1,803)	(45)
Net cash used in financing activities	(13,662)	(26,825)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(604)	9
Net change in cash, cash equivalents and restricted cash and cash equivalents	(27,586)	(26,041)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	99,306	135,631
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$71,720	$109,590

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$244	$262
Income taxes	$(1,082)	$1,912
Operating lease liabilities	$3,948	$4,028
Non-cash transactions:
Property and equipment purchased but not yet paid	$2,046	$3,763
Divestiture non-cash consideration	$600	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,711	$3,055
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the thirteen weeks ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
Goodwill
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit, or a sustained decrease in stock price. We monitor the existence of potential impairment indicators throughout the fiscal year.
During the fiscal first quarter of 2024 management determined that a triggering event had occurred as a result of continued decline in demand for our services, overall economic uncertainty, and a sustained decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of our fiscal first quarter of 2024, for our reporting segments with remaining goodwill: PeopleReady; PeopleManagement Centerline; PeopleScout RPO; and PeopleScout MSP. The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 13.5% to 14.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, except for PeopleScout MSP, which relied only on the income approach.
The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our most recent impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for PeopleReady, for which the estimated fair value was in excess of its carrying value by approximately 4%. The goodwill balance for PeopleReady as of March 31, 2024 was $59.1 million.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Further economic uncertainty impacting the contingent staffing industry and demand for our services, could give rise to an impairment. Future events and changing market conditions may impact management's assumptions used to estimate the reporting units’ fair value. While the assumptions used for our interim impairment test reflect our current expectations and maximize the use of observable inputs, a lack of recovery or further deterioration in market conditions from current levels, a sustained trend of weaker than anticipated financial performance, a lack of recovery or further decline in our stock price from current levels, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the results of our impairment analysis. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill. We will continue to closely monitor the operational performance of this reporting unit.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirteen weeks ended March 31, 2024 that had a material impact on our financial statements.
Recently issued accounting standards and disclosure rules not yet adopted
Segments
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
Climate
In March 2024, the Securities and Exchange Commission (“SEC”) issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. While this rule is currently subject to litigation, we are evaluating the impact of this new rule on our required disclosures.
There are no other accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    DIVESTITURE
Effective February 26, 2024, we entered into a share purchase agreement to sell Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) to Vertical Staffing Resources (“Vertical”) (the “Agreement”) for a preliminary sale price of $4.3 million, plus contingent consideration of up to $2.5 million based on the achievement of the results of the business as specified in the Agreement. The sale price is subject to adjustment based on the closing working capital of the divested business. We received cash proceeds of $2.9 million, net of $0.8 million of transaction costs and $0.6 million held in escrow until finalization of the closing working capital and expiration of the indemnification period. We recognized a pre-tax gain on the divestiture of $0.7 million, which is included in interest and other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 31, 2024. The operating results for PeopleReady Canada were reported in the PeopleReady reportable segment through the closing date, including $2.6 million in revenue. The divestiture of PeopleReady Canada did not represent a strategic shift with a major effect on the company's operations and financial results and, therefore was not reported as a discontinued operation, nor was it an individually significant component of the company.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 31, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$36,184	$36,184	$—	$—
Restricted cash and cash equivalents	35,536	35,536	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$71,720	$71,720	$—	$—

Municipal debt securities	$28,981	$—	$28,981	$—
Corporate debt securities	72,439	—	72,439	—
Agency mortgage-backed securities	12,523	—	12,523	—
U.S. government and agency securities	956	—	956	—
Restricted investments classified as held-to-maturity (2)	$114,899	$—	$114,899	$—

	December 31, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$61,885	$61,885	$—	$—
Restricted cash and cash equivalents	37,421	37,421	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$99,306	$99,306	$—	$—

Municipal debt securities	$31,804	$—	$31,804	$—
Corporate debt securities	74,912	—	74,912	—
Agency mortgage-backed securities	13,235	—	13,235	—
U.S. government and agency securities	962	—	962	—
Restricted investments classified as held-to-maturity (2)	$120,913	$—	$120,913	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds and deposits.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	March 31, 2024	December 31, 2023
Cash collateral held by insurance carriers	$23,763	$23,598
Cash and cash equivalents held in Trust	10,631	12,703
Investments held in Trust	117,109	122,659
Company-owned life insurance policies	35,324	32,905
Other restricted cash and cash equivalents	1,142	1,120
Total restricted cash, cash equivalents and investments	$187,969	$192,985

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Held-to-maturity
Restricted cash, cash equivalents and investments include collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in debt and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”).
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$29,359	$—	$(378)	$28,981
Corporate debt securities	74,318	107	(1,986)	72,439
Agency mortgage-backed securities	12,434	110	(21)	12,523
U.S. government and agency securities	998	—	(42)	956
Total held-to-maturity investments	$117,109	$217	$(2,427)	$114,899

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$32,042	$4	$(242)	$31,804
Corporate debt securities	76,578	333	(1,999)	74,912
Agency mortgage-backed securities	13,039	196	—	13,235
U.S. government and agency securities	1,000	—	(38)	962
Total held-to-maturity investments	$122,659	$533	$(2,279)	$120,913
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 31, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$26,700	$26,204
Due after one year through five years	75,500	73,719
Due after five years through ten years	8,520	8,505
Due after ten years	$6,389	$6,471
Total held-to-maturity investments	$117,109	$114,899
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at March 31, 2024 and March 26, 2023, which are included in selling, general and administrative expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended
(in thousands)	March 31, 2024	March 26, 2023
Unrealized gains (losses)	$2,419	$417

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirteen weeks ended
(in thousands)	March 31, 2024	March 26, 2023
Beginning balance	$2,005	$3,212
Current period provision	370	1,382
Write-offs	(1,179)	(956)
Foreign currency translation	(1)	(1)
Ending balance	$1,195	$3,637
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid software agreements	$10,237	$8,435
Other prepaid expenses	9,125	9,355
Assets held-for-sale	—	4,845
Other current assets	5,617	6,259
Prepaid expenses and other current assets	$24,979	$28,894
NOTE 6:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of March 31, 2024. The weighted average discount rate was 2.5% and 2.4% at March 31, 2024 and December 31, 2023, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 31, 2024	December 31, 2023
Undiscounted workers’ compensation reserve	$205,717	$214,611
Less discount on workers’ compensation reserve	17,870	18,096
Workers’ compensation reserve, net of discount	187,847	196,515
Less current portion	41,303	44,866
Long-term portion	$146,544	$151,649
Payments made against self-insured claims were $10.3 million and $11.9 million for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18 years. The rates used to discount excess claims incurred during the thirteen weeks ended March 31, 2024 and fifty-three weeks ended December 31, 2023 were 4.3% and 4.1%, respectively. The discounted workers’ compensation reserve for excess claims was $53.0 million and $54.9 million as of March 31, 2024 and December 31, 2023, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $52.0 million and $53.8 million as of March 31, 2024 and December 31, 2023, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $5.3 million and $4.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.
NOTE 7:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. As of March 31, 2024, $6.2 million was utilized by outstanding standby letters of credit, leaving $248.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant, making $140.3 million available for additional borrowing. As of December 31, 2023, $6.2 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we pay a variable rate of interest on funds borrowed under the revolving line of credit in excess of the Swingline loans, based on the Secured Overnight Financing Rate, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility.
Under the terms of the Revolving Credit Facility, we are required to pay a variable rate of interest on funds borrowed under the Swingline loan based on the base rate plus applicable spread between 0.75% and 2.50%, as described above.
A commitment fee between 0.35% and 0.50% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. Letters of credit are priced at a margin between 1.50% and 3.25%, plus a fronting fee of 0.25%.
Obligations under the Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Revolving Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants.
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of March 31, 2024:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of March 31, 2024, our consolidated fixed charge coverage ratio was 9.95.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of March 31, 2024, our asset coverage ratio was 23.70.
The following financial covenant, as defined in the Revolving Credit Facility, will replace the asset coverage ratio beginning the fiscal first quarter of 2026, or earlier at our discretion, subject to the terms of the agreement:

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the Revolving Credit Facility.
As of March 31, 2024, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 8:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 31, 2024	December 31, 2023
Cash collateral held by workers’ compensation insurance carriers	$17,900	$17,737
Cash and cash equivalents held in Trust	10,631	12,703
Investments held in Trust	117,109	122,659
Letters of credit (1)	6,077	6,077
Surety bonds (2)	20,725	20,725
Total collateral commitments	$172,442	$179,901
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 31, 2024	March 26, 2023
Common stock shares
Beginning balance	31,246	32,730
Purchases and retirement of common stock	(857)	(1,357)
Net issuance under equity plans, including tax benefits	165	134
Stock-based compensation	—	—
Ending balance	30,554	31,507
Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1
Retained earnings
Beginning balance	478,584	516,332
Net income (loss)	(1,698)	(4,289)
Purchases and retirement of common stock (1)	(10,067)	(24,718)
Net issuance under equity plans, including tax benefits	(1,788)	(2,062)
Stock-based compensation	2,102	2,630
Ending balance	467,133	487,893
Accumulated other comprehensive income (loss)
Beginning balance, net of tax	(20,712)	(20,018)
Foreign currency translation adjustment before reclassification	915	(253)
Reclassified from accumulated other comprehensive income (loss) (2)	(973)	—
Foreign currency translation adjustment	(58)	(253)
Ending balance, net of tax	(20,770)	(20,271)
Total shareholders’ equity ending balance	$446,364	$467,623
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
(2)Foreign currency translation adjustments related to Labour Ready Temporary Services, Ltd. that were recognized through net income (loss) upon the divestiture of the business during the thirteen weeks ended March 31, 2024.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
Our effective income tax rate for the thirteen weeks ended March 31, 2024 was a benefit of 87.8%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the federal Work Opportunity Tax Credit (“WOTC”). WOTC is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate and our effective tax rate result from certain other non-deductible and non-taxable items, the tax impact of stock-based compensation, and state and foreign income taxes.
NOTE 11:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 31, 2024	March 26, 2023
Net income (loss)	$(1,698)	$(4,289)

Weighted average number of common shares used in basic net income (loss) per common share	31,102	32,292
Dilutive effect of non-vested stock-based awards	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	31,102	32,292

Net income (loss) per common share:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)

Anti-dilutive shares	1,269	1,072
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

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•PeopleManagement Centerline: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended
(in thousands)	March 31, 2024	March 26, 2023
Revenue from services:
Contingent staffing
PeopleReady	$222,661	$252,628
PeopleManagement	133,860	143,184
Human resource outsourcing
PeopleScout	46,332	69,476
Total company	$402,853	$465,288
The following table presents a reconciliation of segment profit to income (loss) before tax expense (benefit):

	Thirteen weeks ended
(in thousands)	March 31, 2024	March 26, 2023
Segment profit (loss):
PeopleReady	$(5,058)	$872
PeopleManagement	2,751	(202)
PeopleScout	4,879	8,923
Total segment profit	2,572	9,593
Corporate unallocated expense	(6,052)	(6,708)
Third-party processing fees for hiring tax credits	(90)	(120)
Amortization of software as a service assets	(1,343)	(868)
PeopleReady technology upgrade costs	(385)	(32)
Other benefits (costs)	(2,253)	(1,397)
Depreciation and amortization	(7,958)	(6,411)
Income (loss) from operations	(15,509)	(5,943)
Interest and other income (expense), net	1,599	1,014
Income (loss) before tax expense (benefit)	$(13,910)	$(4,929)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.
NOTE 13:    SUBSEQUENT EVENT
On April 11, 2024, following an evaluation of our office space and business requirements, management, with approval from the Board of Directors, entered into an agreement to sell our Tacoma headquarters building for $15.0 million. The sale is expected to be finalized within one year, subject to customary closing conditions.

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
PeopleReady
PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects people with work in a broad range of industries through our network of branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network and consolidated service centers is our industry-leading mobile app, JobStack®, which connects people with work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, competitively differentiates us, and allows our branch resources to expand their sales, recruiting and service delivery efforts. Our primary focus at PeopleReady is the advancement of our digital transformation, expansion in high-growth and under-penetrated end markets, and evaluation and simplification of our operating structure to accelerate growth and gain market share.

Page - 16

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are generally multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. Our services are designed to lower client recruiting costs while improving the candidate experience by creating strategies that facilitate our clients’ talent acquisition, development and retention goals. We tailor our services based on individual client needs by offering multiple solutions, including full-cycle RPO, project RPO, recruiter on demand, and talent advisory. Our proprietary technology platform (Affinix®) uses machine learning to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is leveraging our strong brand reputation, continuing to invest in our sales team, and using Affinix to continue to gain market share in high-growth sectors.
PeopleManagement
PeopleManagement, through our On-Site business, provides and manages contingent associates at clients’ facilities throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software (Stafftrack®) enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement continues to be growing our client base by targeting local and underserved markets, as well as creating efficiencies through consolidating our operating structure.
Fiscal first quarter of 2024 summary
Total company revenue declined 13.4% to $402.9 million for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. The decline was primarily driven by continued economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients continue to focus on employee retention and cost reduction, and as a result they are being selective in the positions they fill using outsourced labor providers. Our direct hire clients continue to face uncertain future workforce needs and have reduced volumes in an attempt to manage costs.
Total company gross profit as a percentage of revenue for the thirteen weeks ended March 31, 2024 decreased by 180 basis points to 24.7%, compared to 26.5% for the same period in the prior year. This decrease was primarily driven by changes in revenue mix towards our lower margin staffing businesses.
Total company selling, general and administrative (“SG&A”) expense decreased 12.8% to $106.9 million for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. SG&A expense decreased as a result of continued operational cost management actions we began in 2023 in response to the decline in demand for our services, as well as executing certain elements of our strategic plan around simplifying our organizational structure.
The items above resulted in net loss of $1.7 million for the thirteen weeks ended March 31, 2024, compared to net loss of $4.3 million for the same period in the prior year.
As of March 31, 2024, we had cash and cash equivalents of $36.2 million, no debt, and $140.3 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $176.5 million.

Page - 17

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	Mar 31, 2024	% of revenue	Mar 26, 2023	% of revenue
Revenue from services	$402,853		$465,288

Gross profit	$99,386	24.7%	$123,113	26.5%
Selling, general and administrative expense	106,937	26.5	122,645	26.4
Depreciation and amortization	7,958	2.0	6,411	1.4
Income (loss) from operations	(15,509)	(3.8)%	(5,943)	(1.3)%
Interest and other income (expense), net	1,599		1,014
Income (loss) before tax expense (benefit)	(13,910)		(4,929)
Income tax expense (benefit)	(12,212)		(640)
Net income (loss)	$(1,698)	(0.4)%	$(4,289)	(0.9)%

Net income (loss) per diluted share	$(0.05)		$(0.13)
Revenue from services

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Growth (decline) %	Segment % of total	Mar 26, 2023	Segment % of total
Revenue from services:
PeopleReady	$222,661	(11.9)%	55.3%	$252,628	54.3%
PeopleScout	46,332	(33.3)%	11.5	69,476	14.9
PeopleManagement	133,860	(6.5)%	33.2	143,184	30.8
Total company	$402,853	(13.4)%	100.0%	$465,288	100.0%
Total company revenue declined 13.4% to $402.9 million for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. The decline was primarily driven by continued economic uncertainty impacting demand trends across all three segments. Our contingent staffing clients continue to focus on employee retention and cost reduction, and as a result they are being selective in the positions they fill using outsourced labor providers. Our PeopleScout clients continue to face uncertain future workforce needs and have reduced volumes in an attempt to manage costs.
PeopleReady
PeopleReady revenue declined 11.9% to $222.7 million for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. PeopleReady revenue declined as a result of continued economic uncertainty, leading our clients to reduce their dependence on variable labor to supplement their core workforce in order to manage their costs. Our clients continue to focus on employee retention, and as a result they are being selective in the positions they fill using outsourced labor providers. Declines in demand were seen across most industries and geographies, with the largest in the retail, hospitality and service industries, but were partially offset by increased demand in the renewable energy industry.
PeopleScout
PeopleScout revenue declined 33.3% to $46.3 million for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. PeopleScout revenue declined as clients are experiencing less employee turnover and remain uncertain about future workforce needs. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs.

Page - 18

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue declined 6.5% to $133.9 million for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. PeopleManagement revenue declined as clients in our on-site business continued to respond to economic uncertainty by reducing dependence on variable labor, primarily within the retail industry.
Gross profit

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Gross profit	$99,386	$123,113
Percentage of revenue	24.7%	26.5%
Gross profit as a percentage of revenue declined 180 basis points to 24.7% for the thirteen weeks ended March 31, 2024, compared to 26.5% for the same period in the prior year. Changes in revenue mix resulted in a contraction of 150 basis points, driven in part by revenue growth from renewable energy clients within PeopleReady, which have lower margins than average PeopleReady clients, as well as the decline in revenue in our highest margin business, PeopleScout. Our staffing businesses contributed an additional 20 basis points of contraction from higher workers’ compensation costs, and an additional 10 basis points as a result of pricing pressure in a low demand environment.
SG&A expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Selling, general and administrative expense	$106,937	$122,645
Percentage of revenue	26.5%	26.4%
Total company SG&A expense decreased by $15.7 million or 12.8% for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year. We have continued to execute cost reduction measures that began during fiscal 2023 to scale down our operating cost structure to better align with client demand, demonstrating our commitment to operating the company with discipline and focus in the areas we can control. We are confident in our ability to manage through this market cycle with a focus on enhancing our profitability and ensuring we are well positioned as conditions improve.
Depreciation and amortization

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Depreciation and amortization	$7,958	$6,411
Percentage of revenue	2.0%	1.4%
Depreciation and amortization increased for the thirteen weeks ended March 31, 2024, compared to the same period in the prior year, due to assets being placed into service at the end of 2023, primarily related to PeopleReady technology.
Income tax expense (benefit)

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Income tax expense (benefit)	$(12,212)	$(640)
Effective income tax rate	87.8%	13.0%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our annual pre-tax and taxable income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024%		Mar 26, 2023%
Income (loss) before tax expense (benefit)	$(13,910)		$(4,929)

Federal income tax expense (benefit) at statutory rate	$(2,921)	21.0%	$(1,035)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	(527)	3.8	(223)	4.5
Hiring tax credits, net	(9,749)	70.1	765	(15.5)
Non-deductible and non-taxable items	(562)	4.0	(204)	4.1
Stock-based compensation	686	(4.9)	197	(4.0)
Other, net	861	(6.2)	(140)	2.9
Income tax expense (benefit)	$(12,212)	87.8%	$(640)	13.0%
Significant fluctuations in our effective tax rate are primarily due to the Work Opportunity Tax Credit (“WOTC”). Other differences between the statutory federal income tax rate and our effective tax rate result from certain other non-deductible and non-taxable items, the tax impact of stock-based compensation, and state and foreign income taxes.
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
Segment performance
We evaluate performance based on segment revenue and segment profit (loss). Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest expense, other income and expense, income taxes, and other costs and benefits not considered to be ongoing. See Note 12: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit to income (loss) before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss) calculated in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Revenue from services	$222,661	$252,628
Segment profit (loss)	$(5,058)	$872
Percentage of revenue	(2.3)%	0.3%
PeopleReady segment profit declined $5.9 million for the thirteen weeks ended March 31, 2024, and also declined as a percentage of revenue, compared to the same period in the prior year. These declines were primarily due to the decline in revenue and the relatively high level of fixed versus variable costs within SG&A expense which creates higher operating leverage, as well as changes in revenue mix towards our lower margin renewable energy business.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Revenue from services	$46,332	$69,476
Segment profit	$4,879	$8,923
Percentage of revenue	10.5%	12.8%
PeopleScout segment profit declined $4.0 million for the thirteen weeks ended March 31, 2024, and also declined as a percentage of revenue, compared to the same period in the prior year. These declines were a result of the decline in revenue, the effects of which were softened by our workforce reductions to manage our operating cost structure.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 31, 2024	Mar 26, 2023
Revenue from services	$133,860	$143,184
Segment profit (loss)	$2,751	$(202)
Percentage of revenue	2.1%	(0.1)%
PeopleManagement segment profit grew $3.0 million for the thirteen weeks ended March 31, 2024, and also grew as a percentage of revenue, compared to the same period in the prior year. This growth was primarily due to disciplined cost management actions to better align our cost structure with client demand.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•We expect total revenue for the fiscal second quarter of 2024 to decline between 16% and 10% as compared to the same period in the prior year, primarily due to our clients’ continued response to economic uncertainty.
•We anticipate declines in gross profit as a percentage of revenue to be between 140 and 100 basis points for the fiscal second quarter of 2024, compared to the same period in the prior year, due to changes to business mix, partially offset by recognition of certain COVID-19 government subsidy benefits.
•For the fiscal second quarter of 2024, we anticipate SG&A expense to be between $97 million and $101 million, representing a decline compared to the same period in the prior year due to continued cost management as well as recognition of certain COVID-19 government subsidy benefits.
•We expect basic weighted average shares outstanding to be approximately 31 million for the fiscal second quarter of 2024. This expectation does not include the impact of potential share repurchases.
•We expect our statutory income tax rate for fiscal 2024 to be between 24% and 28%. For fiscal 2024, we also expect an income tax benefit related to our hiring tax credits of between $4 million and $8 million.
Liquidity outlook
•Capital expenditures and spending for software as a service assets are expected to be between $23 million and $27 million for fiscal 2024. Approximately $3 million relates to spending for software as a service assets for fiscal 2024.
As part of our strategic plan to simplify our organizational structure, create efficiencies and bring our teams closer to our clients and associates, we continue to consolidate duplicative administrative, recruiting and support costs that serve our broader commercial staffing businesses, further leverage existing systems, and refocus our team on sales efforts to deliver future growth. Commercial staffing includes contingent on-demand, skilled and on-site industrial staffing, as well as commercial driving services.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of March 31, 2024, we had $36.2 million in cash and cash equivalents and no debt outstanding. Under the Revolving Credit Facility, $6.2 million was utilized by outstanding standby letters of credit, leaving $248.8 million unused, which is constrained by our most restrictive covenant making $140.3 million available for additional borrowing. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Revolving Credit Facility balances, and execute share repurchases. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
We continue to make investments in online and mobile apps to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our back-office technology from on-premise software platforms to cloud-based software solutions to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral, if required, in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash, cash equivalents and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”) and are used to pay workers’ compensation claims as they are filed. See Note 6: Workers' Compensation Insurance and Reserves, and Note 4: Restricted Cash, Cash Equivalents and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash, cash equivalents and investments held in Trust.
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
Total collateral commitments decreased $7.5 million during the thirteen-week period ended March 31, 2024, primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 8: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associates’ safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Restricted cash, cash equivalents and investments also includes collateral to support our non-qualified deferred compensation plan in the form of company-owned life insurance policies. Our non-qualified deferred compensation plan is managed by a third-party service provider, and the investments backing the company-owned life insurance policies align with the amount and timing of payments based on employee elections.
A summary of our cash flows for each period are as follows:

	Thirteen weeks ended
(in thousands)	Mar 31, 2024	Mar 26, 2023
Net cash (used in) provided by operating activities	$(14,239)	$9,151
Net cash provided by (used in) investing activities	919	(8,376)
Net cash used in financing activities	(13,662)	(26,825)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(604)	9
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(27,586)	$(26,041)
Cash flows from operating activities
Operating cash flows consist of net income (loss) adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
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
In addition to the seasonal declines, we experienced additional deleveraging of accounts receivable and payable due to the decline in revenue during the thirteen weeks ended March 31, 2024, as compared to the fiscal fourth quarter of 2023. Net cash provided by accounts receivable collections during the thirteen weeks ended March 31, 2024 was partially offset by an increase in days sales outstanding of approximately eight days compared to fiscal fourth quarter of 2023, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was only partially offset by cash provided by accounts receivable. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the thirteen weeks ended March 31, 2024 included continued investments to upgrade our PeopleReady technology platform. Our capital expenditures were offset by proceeds from the divestiture of Labour Ready Temporary Services, Ltd., net of transaction costs, as well as cash provided by maturities of restricted investments to pay workers’ compensation claims exceeding purchases of new restricted investments.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash used in financing activities during the thirteen weeks ended March 31, 2024 was primarily due to the repurchase of $10.1 million of our common stock in the open market, including excise tax. As of March 31, 2024, $45.1 million remains available for repurchase under existing authorizations.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following has been updated to reflect the result of our interim goodwill impairment analysis.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, sale or disposition of a significant portion of a reporting unit, or a sustained decrease in stock price. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our operating segments with remaining goodwill are PeopleReady, PeopleManagement Centerline, PeopleScout RPO and PeopleScout MSP.
When evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include economic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary.
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
Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and economic changes on each reporting unit. We estimate the fair value of each reporting unit using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization.
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
During the fiscal first quarter of 2024 management determined that a triggering event had occurred as a result of continued decline in demand for our services, overall economic uncertainty, and a sustained decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of our fiscal first quarter of 2024. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13.5% to 14.5%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Based on the results of our interim impairment test, the estimated fair value of our PeopleReady reporting unit was in excess of its carrying value by approximately 4%. A discount rate of 13.5% was used in calculating the fair value of the PeopleReady reporting unit. In the event the discount rate increases by approximately 1 percentage point, the forecasted revenue growth rate declines by approximately 1 percentage point, or gross profit as a percentage of revenue declines by less than 1 percentage point, the carrying value of the reporting unit would exceed its fair value. Further economic uncertainty impacting the contingent staffing industry and demand for our services, could give rise to an impairment. Future events and changing market conditions may impact management's assumptions used to estimate the reporting units’ fair value. While the assumptions used for our interim impairment test reflect our current expectations and maximize the use of observable inputs, a lack of recovery or further deterioration in market conditions from current levels, a sustained trend of weaker than anticipated financial performance, a lack of recovery or further decline in our stock price from current levels, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the results of our impairment analysis. Should any one of these events occur, we may need to record an impairment loss to goodwill for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill of $59.1 million. We will continue to closely monitor the operational performance of this reporting unit.
All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized for the thirteen weeks ended March 31, 2024.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and have not changed materially.

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
During the fiscal first quarter of 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of March 31, 2024.
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
There have been no material changes in the Company's risk factors previously disclosed in Part I, Item 1A of the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 31, 2024.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
01/01/2024 through 01/28/2024	1,146	$15.28	—	$55.1 million
01/29/2024 through 02/25/2024	12,848	$13.12	—	$55.1 million
02/26/2024 through 03/31/2024	858,795	$11.64	857,445	$45.1 million
Total	872,789	$11.67	857,445
(1)Includes 15,344 shares we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of March 31, 2024, $45.1 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal first quarter of 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Page - 26

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1*	Employment Agreement between TrueBlue, Inc. and Richard Betori, effective March 20, 2023.	X

10.2*	Non-Competition Agreement between TrueBlue, Inc. and Richard Betori, dated March 31, 2023.	X

10.3*	Employment Agreement between TrueBlue, Inc. and Kristy Fitzsimmons-Willis, effective March 20, 2023.	X

10.4*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Richard Betori and Kristy Fitzsimmons-Willis.		10-Q	001-14543	05/04/2007

10.5*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Richard Betori and Kristy Fitzsimmons-Willis.		10-K	001-14543	02/24/2020

10.6*	Form Restricted Share Unit Award for grants on or after February 23, 2024.	X

10.7*	Form Performance Share Unit Award for grants on or after March 7, 2024.	X

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	5/6/2024
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	5/6/2024
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	5/6/2024
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 28