Form 10-Q
period 2024-06-30
TrueBlue, Inc.
filed 2024-08-05
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2024, there were 29,827,117 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,400	$61,885
Accounts receivable, net of allowance of $849 and $2,005	231,064	252,538
Prepaid expenses and other current assets	32,567	28,894
Income tax receivable	10,613	11,676
Total current assets	300,644	354,993
Property and equipment, net	92,100	104,906
Restricted cash, cash equivalents and investments	183,352	192,985
Deferred income taxes, net	1,381	35,465
Goodwill	24,914	84,114
Intangible assets, net	7,027	10,525
Operating lease right-of-use assets, net	50,241	49,819
Workers’ compensation claims receivable, net	50,367	53,841
Other assets, net	13,667	12,735
Total assets	$723,693	$899,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$36,107	$56,401
Accrued wages and benefits	65,774	80,120
Income tax payable	—	439
Current portion of workers’ compensation claims reserve	38,728	44,866
Current operating lease liabilities	11,976	11,902
Other current liabilities	5,404	10,371
Total current liabilities	157,989	204,099
Workers’ compensation claims reserve, less current portion	139,251	151,649
Long-term deferred compensation liabilities	37,502	35,205
Long-term operating lease liabilities	49,848	49,434
Other long-term liabilities	1,339	1,123
Total liabilities	385,929	441,510

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,959,143 and 31,245,732 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,549)	(20,712)
Retained earnings	358,312	478,584
Total shareholders’ equity	337,764	457,873
Total liabilities and shareholders’ equity	$723,693	$899,383
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenue from services	$396,230	$475,588	$799,083	$940,876
Cost of services	291,807	345,097	595,274	687,272
Gross profit	104,423	130,491	203,809	253,604
Selling, general and administrative expense	97,018	121,282	203,955	243,927
Depreciation and amortization	7,691	6,280	15,649	12,691
Goodwill and intangible asset impairment charge	59,674	9,485	59,674	9,485
Income (loss) from operations	(59,960)	(6,556)	(75,469)	(12,499)
Interest and other income (expense), net	1,741	578	3,340	1,592
Income (loss) before tax expense	(58,219)	(5,978)	(72,129)	(10,907)
Income tax expense	46,491	1,345	34,279	705
Net income (loss)	$(104,710)	$(7,323)	$(106,408)	$(11,612)

Net income (loss) per common share:
Basic	$(3.45)	$(0.24)	$(3.46)	$(0.37)
Diluted	$(3.45)	$(0.24)	$(3.46)	$(0.37)

Weighted average shares outstanding:
Basic	30,349	30,966	30,725	31,629
Diluted	30,349	30,966	30,725	31,629

Other comprehensive income (loss):
Foreign currency translation adjustment	$221	$506	$163	$253
Comprehensive income (loss)	$(104,489)	$(6,817)	$(106,245)	$(11,359)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 30, 2024	June 25, 2023
Cash flows from operating activities:
Net income (loss)	$(106,408)	$(11,612)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,649	12,691
Goodwill and intangible asset impairment charge	59,674	9,485
Provision for credit losses	630	2,408
Stock-based compensation	4,844	5,294
Deferred income taxes	33,997	(22)
Non-cash lease expense	6,200	6,249
Other operating activities	(3,118)	(1,099)
Changes in operating assets and liabilities:
Accounts receivable	21,061	43,915
Income taxes receivable and payable	430	(3,039)
Other assets	8,246	15,053
Accounts payable and other accrued expenses	(18,849)	(26,968)
Accrued wages and benefits	(14,753)	(9,277)
Workers’ compensation claims reserve	(18,537)	(19,899)
Operating lease liabilities	(6,139)	(6,295)
Other liabilities	1,011	3,980
Net cash (used in) provided by operating activities	(16,062)	20,864
Cash flows from investing activities:
Capital expenditures	(13,279)	(15,738)
Proceeds from business divestiture, net	2,928	—
Payments for company-owned life insurance	(4,000)	(2,347)
Purchases of restricted held-to-maturity investments	(10,180)	(9,955)
Maturities of restricted held-to-maturity investments	19,220	15,613
Net cash used in investing activities	(5,311)	(12,427)
Cash flows from financing activities:
Purchases and retirement of common stock	(16,986)	(34,200)
Net proceeds from employee stock purchase plans	417	509
Common stock repurchases for taxes upon vesting of restricted stock	(2,143)	(2,514)
Other	(1,807)	(91)
Net cash used in financing activities	(20,519)	(36,296)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(557)	(20)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(42,449)	(27,879)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	99,306	135,631
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$56,857	$107,752

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$498	$453
Income taxes	$(199)	$3,760
Operating lease liabilities	$7,635	$7,793
Non-cash transactions:
Property and equipment purchased but not yet paid	$1,864	$3,345
Divestiture non-cash consideration	$600	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,654	$8,124
See accompanying notes to consolidated financial statements

Page - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial statement preparation
The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us,” and “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the twenty-six weeks ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our reporting units with remaining goodwill as of the first day of our fiscal second quarter were PeopleReady, Centerline, PeopleScout RPO and PeopleScout MSP.
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
We performed an interim impairment test as of the last day of the first fiscal quarter of 2024, as well as a qualitative assessment for our annual impairment test one day later, which did not result in impairment of goodwill for any reporting unit. During the second fiscal quarter of 2024, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty, and a further decrease in our stock price. Therefore, we performed an additional interim impairment test as of the last day of fiscal May 2024. Refer to Note 6: Goodwill and Intangible Assets for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Indefinite-lived intangible assets
We have indefinite-lived intangible assets for trade names/trademarks related to businesses within our PeopleScout and PeopleManagement segments. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.
When evaluating indefinite-lived intangible assets for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary.
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
During the fiscal second quarter of 2024, we performed an impairment test for indefinite-lived intangible assets. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment test, valuation methodologies, and inputs used in the fair value measurements.
Government assistance
As there is limited U.S. GAAP accounting guidance for for-profit business entities that receive government assistance, we have elected to analogize to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we recognize government assistance on a systematic basis over the periods in which we recognize the related costs for which the grant is intended to compensate, but only when there is reasonable assurance we will comply with all conditions attached to the grant and there is reasonable assurance the assistance will be received. We have interpreted “reasonable assurance” to mean “probable,” as defined in loss contingencies guidance in U.S. GAAP.
During the second fiscal quarter of 2024, management determined the reasonable assurance criteria was met for certain payroll tax credits for which recognition was previously deferred. As a result, $2.9 million and $7.6 million were recognized within cost of services and selling, general and administrative (“SG&A”) expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. Also, this resulted in a reversal of previously accrued interest related to these benefits of $1.1 million, offset by recognition of related professional fees of $0.8 million, which were recorded within interest and other income (expense), net and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024.
As of June 30, 2024, we have $15.1 million within accrued wages and benefits on our Consolidated Balance Sheets related to deferred recognition of certain payroll tax credits, including accrued interest, until recognition becomes probable.
Recently adopted accounting standards
There were no new accounting standards adopted during the twenty-six weeks ended June 30, 2024 that had a material impact on our financial statements.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently issued accounting standards and disclosure rules not yet adopted
Segments
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an interim and annual basis, primarily regarding significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2024 for TrueBlue), and interim periods beginning after December 15, 2024 (Q1 2025 for TrueBlue). Retrospective application is required for all periods presented. We are currently evaluating the impact of this ASU on our required disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (fiscal 2025 for TrueBlue), on a prospective basis with retrospective application permitted. We are currently evaluating the impact of this ASU on our required disclosures.
Climate
In March 2024, the SEC issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. While the SEC issued an order to stay the final rule in April 2024 due to certain legal challenges, we continue to evaluate the impact of this new rule on our required disclosures.
There are no other accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
NOTE 2:    DIVESTITURE
Effective February 26, 2024, we entered into a share purchase agreement (the “Agreement”) to sell Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) to Vertical Staffing Resources (“Vertical”) for a preliminary sale price of $4.3 million, plus contingent consideration of up to $2.5 million based on the achievement of the results of the business as specified in the Agreement. The sale price is subject to adjustment based on the closing working capital of the divested business. We received cash proceeds of $2.9 million, net of $0.8 million of transaction costs and $0.6 million held in escrow until finalization of the closing working capital and expiration of the indemnification period. We recognized a pre-tax gain on the divestiture of $0.7 million, which is included in interest and other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 30, 2024. The operating results for PeopleReady Canada were reported in the PeopleReady reportable segment through the closing date, including $2.6 million in revenue. The divestiture of PeopleReady Canada did not represent a strategic shift with a major effect on the company's operations and financial results and, therefore was not reported as a discontinued operation, nor was it an individually significant component of the company.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 30, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$26,400	$26,400	$—	$—
Restricted cash and cash equivalents	30,457	30,457	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$56,857	$56,857	$—	$—

Municipal debt securities	$28,834	$—	$28,834	$—
Corporate debt securities	69,537	—	69,537	—
Agency mortgage-backed securities	11,843	—	11,843	—
U.S. government and agency securities	957	—	957	—
Restricted investments classified as held-to-maturity (2)	$111,171	$—	$111,171	$—

	December 31, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$61,885	$61,885	$—	$—
Restricted cash and cash equivalents	37,421	37,421	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$99,306	$99,306	$—	$—

Municipal debt securities	$31,804	$—	$31,804	$—
Corporate debt securities	74,912	—	74,912	—
Agency mortgage-backed securities	13,235	—	13,235	—
U.S. government and agency securities	962	—	962	—
Restricted investments classified as held-to-maturity (2)	$120,913	$—	$120,913	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds and deposits.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
In addition to assets that are recorded at fair value on a recurring basis, annual and interim impairment tests may subject our reporting units with goodwill and other intangible assets to nonrecurring fair value measurement. We performed impairment tests for goodwill and indefinite-lived intangible assets during our fiscal second quarter of 2024. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.
For our interim goodwill impairment test as of the last day of fiscal May 2024, the fair value of each reporting unit was estimated using an equal weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $59.1 million associated with the PeopleReady reporting unit was impaired, and an impairment charge of $59.1 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024.
For our indefinite-lived intangible asset impairment test performed during the fiscal second quarter of 2024, the fair value of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.3 million was

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	June 30, 2024	December 31, 2023
Cash collateral held by insurance carriers	$23,896	$23,598
Cash and cash equivalents held in Trust	5,816	12,703
Investments held in Trust	113,268	122,659
Company-owned life insurance policies	39,627	32,905
Other restricted cash and cash equivalents	745	1,120
Total restricted cash, cash equivalents and investments	$183,352	$192,985
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$29,150	$—	$(316)	$28,834
Corporate debt securities	71,296	71	(1,830)	69,537
Agency mortgage-backed securities	11,823	53	(33)	11,843
U.S. government and agency securities	999	—	(42)	957
Total held-to-maturity investments	$113,268	$124	$(2,221)	$111,171

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$32,042	$4	$(242)	$31,804
Corporate debt securities	76,578	333	(1,999)	74,912
Agency mortgage-backed securities	13,039	196	—	13,235
U.S. government and agency securities	1,000	—	(38)	962
Total held-to-maturity investments	$122,659	$533	$(2,279)	$120,913
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 30, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$26,153	$25,810
Due after one year through five years	74,731	73,005
Due after five years through ten years	6,207	6,145
Due after ten years	6,177	6,211
Total held-to-maturity investments	$113,268	$111,171

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at June 30, 2024 and June 25, 2023, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Unrealized gains (losses)	$303	$1,558	$2,722	$1,975
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Twenty-six weeks ended
(in thousands)	June 30, 2024	June 25, 2023
Beginning balance	$2,005	$3,212
Current period provision	630	2,408
Write-offs	(1,785)	(2,130)
Foreign currency translation	(1)	3
Ending balance	$849	$3,493
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid software agreements	$9,666	$8,435
Other prepaid expenses	6,023	9,355
Assets held-for-sale	11,785	4,845
Other current assets	5,093	6,259
Prepaid expenses and other current assets	$32,567	$28,894
Assets held-for-sale
On April 11, 2024, following an evaluation of our office space and business requirements, management, with approval from the Board of Directors, entered into an agreement to sell our Tacoma headquarters building for $15.0 million. The sale is expected to be finalized within one year, subject to customary closing conditions. As a result, during the fiscal second quarter ending June 30, 2024, we classified these assets as held-for-sale and ceased recording depreciation. As the estimated fair value of the disposal group, less costs to sell, exceeded its carrying value of $11.8 million, no impairment loss was recorded for the thirteen or twenty-six weeks ended June 30, 2024.
Assets held-for-sale as of December 31, 2023 represented the assets included as part of the disposal group related to the eventual divestiture of Labour Ready Temporary Services, Ltd., which was finalized during the fiscal first quarter of 2024. Refer to Note 2: Divestiture for additional details.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 31, 2023
Goodwill before impairment		$105,284	$142,191	$81,092	$328,567
Accumulated impairment charge		(46,210)	(118,642)	(79,601)	(244,453)
Goodwill, net		59,074	23,549	1,491	84,114

Impairment charge		(59,074)	—	—	(59,074)
Foreign currency translation		—	(126)	—	(126)

Balance at	June 30, 2024
Goodwill before impairment		105,284	142,065	81,092	328,441
Accumulated impairment charge		(105,284)	(118,642)	(79,601)	(303,527)
Goodwill, net		$—	$23,423	$1,491	$24,914
Annual impairment test
We performed an interim impairment test as of the last day of the fiscal first quarter of 2024 as management determined that a triggering event had occurred as a result of continued decline for our services, overall economic uncertainty, and a sustained decrease in our stock price, which did not result in impairment of goodwill for any reporting unit. Given the proximity of our first quarter interim impairment measurement date to our annual goodwill impairment measurement date (first day of the fiscal second quarter), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. We considered the current and expected future economic and market conditions and concluded it was unlikely the goodwill associated with our reporting units was impaired as of the first day of our fiscal second quarter.
Interim impairment test
During the fiscal second quarter of 2024, subsequent to our annual test as of the first day of our fiscal second quarter, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty, and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of fiscal May 2024 for our reporting units with remaining goodwill.
The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 13.5% to 14.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, except for PeopleScout MSP which relied only on the income approach.
The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our most recent impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except PeopleReady.

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of our May 2024 interim impairment test, we concluded that the carrying amount of the PeopleReady reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $59.1 million, representing the remaining goodwill balance for PeopleReady, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery.
Additionally, following performance of the interim impairment test as of the last day of fiscal May 2024 we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the thirteen weeks ended June 30, 2024. Accordingly, no further impairment charge was recognized during the thirteen weeks ended June 30, 2024.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.8 million and $5.4 million as of June 30, 2024 and December 31, 2023, respectively, related to businesses within our PeopleScout and PeopleManagement segments.
During the fiscal second quarter of 2024, we concluded that the carrying amount of a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of June 30, 2024. The fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying amount of $2.1 million as of June 30, 2024, and therefore did not result in an impairment.
NOTE 7:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of June 30, 2024. The weighted average discount rate was 2.6% and 2.4% at June 30, 2024 and December 31, 2023, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 30, 2024	December 31, 2023
Undiscounted workers’ compensation reserve	$195,364	$214,611
Less discount on workers’ compensation reserve	17,385	18,096
Workers’ compensation reserve, net of discount	177,979	196,515
Less current portion	38,728	44,866
Long-term portion	$139,251	$151,649
Payments made against self-insured claims were $21.6 million and $22.4 million for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18 years. The rates used to discount excess claims incurred during the twenty-six weeks ended June 30, 2024 and fifty-three weeks ended December 31, 2023 were 4.5% and 4.1%, respectively. The discounted workers’ compensation reserve for excess claims was $51.2 million and $54.9 million as of June 30, 2024 and December 31, 2023, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $50.4 million and $53.8 million as of June 30, 2024 and December 31, 2023, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $4.8 million and $5.9 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively, and $10.1 million and $10.7 million for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.
NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. As of June 30, 2024, $6.2 million was utilized by outstanding standby letters of credit, leaving $248.8 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant, making $132.5 million available for additional borrowing. As of December 31, 2023, $6.2 million was utilized by outstanding standby letters of credit.
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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of June 30, 2024:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of June 30, 2024, our consolidated fixed charge coverage ratio was 8.72.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of June 30, 2024, our asset coverage ratio was 22.43.
The following financial covenant, as defined in the Revolving Credit Facility, will replace the asset coverage ratio beginning the fiscal first quarter of 2026, or earlier at our discretion, subject to the terms of the agreement:

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Consolidated leverage ratio less than 3.00, defined as our funded indebtedness divided by trailing twelve months consolidated EBITDA, as defined in the Revolving Credit Facility.
As of June 30, 2024, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 30, 2024	December 31, 2023
Cash collateral held by workers’ compensation insurance carriers	$18,030	$17,737
Cash and cash equivalents held in Trust	5,816	12,703
Investments held in Trust	113,268	122,659
Letters of credit (1)	6,077	6,077
Surety bonds (2)	20,725	20,725
Total collateral commitments	$163,916	$179,901
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

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Common stock shares
Beginning balance	30,554	31,507	31,246	32,730
Purchases and retirement of common stock	(632)	(520)	(1,489)	(1,877)
Net issuance under equity plans, including tax benefits	37	9	202	143
Stock-based compensation	—	—	—	—
Ending balance	29,959	30,996	29,959	30,996
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	467,133	487,893	478,584	516,332
Net income (loss)	(104,710)	(7,323)	(106,408)	(11,612)
Purchases and retirement of common stock (1)	(6,919)	(9,482)	(16,986)	(34,200)
Net issuance under equity plans, including tax benefits	66	57	(1,722)	(2,005)
Stock-based compensation	2,742	2,664	4,844	5,294
Ending balance	358,312	473,809	358,312	473,809
Accumulated other comprehensive income (loss)
Beginning balance, net of tax	(20,770)	(20,271)	(20,712)	(20,018)
Foreign currency translation adjustment before reclassification	221	506	1,136	253
Reclassified from accumulated other comprehensive income (loss) (2)	—	—	(973)	—
Foreign currency translation adjustment	221	506	163	253
Ending balance, net of tax	(20,549)	(19,765)	(20,549)	(19,765)
Total shareholders’ equity ending balance	$337,764	$454,045	$337,764	$454,045
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
(2)Foreign currency translation adjustments related to Labour Ready Temporary Services, Ltd. that were recognized through net income (loss) upon the divestiture of the business during the twenty-six weeks ended June 30, 2024.

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11:    INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three-year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, we record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on our assessment performed as of June 30, 2024, we determined that a full valuation allowance was appropriate against our U.S. federal and state deferred tax assets. This resulted in an increase in our income tax expense of approximately $55 million for the twenty-six weeks ended June 30, 2024. Our conclusion was driven by actual U.S. pre-tax losses beginning in 2023, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the twenty-six weeks ended June 30, 2024.
Our effective income tax rate for the twenty-six weeks ended June 30, 2024 was (47.5)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal and state deferred tax assets.
NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income (loss)	$(104,710)	$(7,323)	$(106,408)	$(11,612)

Weighted average number of common shares used in basic net income (loss) per common share	30,349	30,966	30,725	31,629
Dilutive effect of non-vested stock-based awards	—	—	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	30,349	30,966	30,725	31,629

Net income (loss) per common share:
Basic	$(3.45)	$(0.24)	$(3.46)	$(0.37)
Diluted	$(3.45)	$(0.24)	$(3.46)	$(0.37)

Anti-dilutive shares	1,530	967	1,399	1,020
NOTE 13:    SEGMENT INFORMATION
Our operating segments and reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, transportation, manufacturing, retail, hospitality and renewable energy.

Page - 17

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
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenue from services:
Contingent staffing
PeopleReady	$223,409	$275,318	$446,070	$527,946
PeopleManagement	131,751	140,560	265,611	283,744
Human resource outsourcing
PeopleScout	41,070	59,710	87,402	129,186
Total company	$396,230	$475,588	$799,083	$940,876
The following table presents a reconciliation of segment profit to income (loss) before tax expense:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Segment profit (loss):
PeopleReady	$394	$8,158	$(4,664)	$9,030
PeopleManagement	3,395	2,250	6,146	2,048
PeopleScout	3,430	8,817	8,309	17,740
Total segment profit	7,219	19,225	9,791	28,818
Corporate unallocated expense	(6,150)	(8,215)	(12,202)	(14,923)
Third-party processing fees for hiring tax credits	(90)	(110)	(180)	(230)
Amortization of software as a service assets	(1,452)	(952)	(2,795)	(1,820)
Goodwill and intangible asset impairment charge	(59,674)	(9,485)	(59,674)	(9,485)
PeopleReady technology upgrade costs	(39)	(174)	(424)	(206)
COVID-19 government subsidies, net of fees	9,696	—	9,652	—
Other benefits (costs)	(1,779)	(565)	(3,988)	(1,962)
Depreciation and amortization	(7,691)	(6,280)	(15,649)	(12,691)
Income (loss) from operations	(59,960)	(6,556)	(75,469)	(12,499)
Interest and other income (expense), net	1,741	578	3,340	1,592
Income (loss) before tax expense	$(58,219)	$(5,978)	$(72,129)	$(10,907)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 18

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. Our business strategy is focused on growth in each of our business segments by accelerating our digital transformation, expanding in attractive end markets and simplifying our organizational structure, which will enable us to capture market share, deliver more sustainable growth, and enhance our long-term profitability.
PeopleReady
PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects people with work in a broad range of industries through our network of branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network and consolidated service centers is our industry-leading mobile app, JobStack®, which connects people with work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, competitively differentiates us, and allows our branch resources to expand their sales, recruiting and service delivery efforts. Our primary focus at PeopleReady is the continued roll-out of our new, proprietary version of the JobStack app, and expansion in attractive end markets including renewable energy.

Page - 19

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are generally multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. Our services are designed to lower client recruiting costs while improving the candidate experience by creating strategies that facilitate our clients’ talent acquisition, development and retention goals. We tailor our services based on individual client needs by offering multiple solutions, including full-cycle RPO, project RPO, recruiter on demand, and talent advisory. Our proprietary technology platform (Affinix®) uses machine learning to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is leveraging our strong brand reputation, flexible solutions, international footprint, and using Affinix technology to continue to gain market share in high-growth sectors.
PeopleManagement
PeopleManagement, through our On-Site business, provides and manages contingent associates at clients’ facilities throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software (Stafftrack®) enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement is growing our client base across the transportation, manufacturing, professional services and retail sectors, while creating efficiencies in our operating model.
Fiscal second quarter of 2024 summary
Total company revenue declined 16.7% to $396.2 million for the thirteen weeks ended June 30, 2024, compared to the same period in the prior year. The decline was primarily driven by continued uncertainty around interest rates, inflation and other factors which impacted demand trends across all three segments.
Total company gross profit as a percentage of revenue for the thirteen weeks ended June 30, 2024 decreased to 26.4%, compared to 27.4% for the same period in the prior year. This decrease was primarily driven by changes in revenue mix towards our lower margin staffing businesses.
Total company selling, general and administrative (“SG&A”) expense decreased 20.0% to $97.0 million for the thirteen weeks ended June 30, 2024, compared to the same period in the prior year. SG&A expense decreased as a result of continued operational cost management actions in response to the decline in demand for our services, and simplification of our organizational structure in line with our strategic plan. In addition, the current period included a benefit, net of related fees, of $6.8 million for recognition of certain COVID-19 government subsidies.
We recorded goodwill and intangible asset impairment charges of $59.7 million during the thirteen weeks ended June 30, 2024, primarily related to our PeopleReady reporting unit. We also recorded a full valuation allowance on our deferred tax assets driven by actual U.S. pre-tax losses beginning in 2023, combined with the significant non-cash goodwill impairment charges, which increased our income tax expense by approximately $55 million.
The items above resulted in net loss of $104.7 million for the thirteen weeks ended June 30, 2024, compared to net loss of $7.3 million for the same period in the prior year.
As of June 30, 2024, we had cash and cash equivalents of $26.4 million, no debt, and $132.5 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $158.9 million.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	Jun 30, 2024	% of revenue	Jun 25, 2023	% of revenue	Jun 30, 2024	% of revenue	Jun 25, 2023	% of revenue
Revenue from services	$396,230		$475,588		$799,083		$940,876

Gross profit	$104,423	26.4%	$130,491	27.4%	$203,809	25.5%	$253,604	27.0%
Selling, general and administrative expense	97,018	24.5	121,282	25.5	203,955	25.5	243,927	25.9
Depreciation and amortization	7,691	1.9	6,280	1.3	15,649	2.0	12,691	1.3
Goodwill and intangible asset impairment charge	59,674	15.1	9,485	2.0	59,674	7.4	9,485	1.0
Income (loss) from operations	(59,960)	(15.1)%	(6,556)	(1.4)%	(75,469)	(9.4)%	(12,499)	(1.3)%
Interest and other income (expense), net	1,741		578		3,340		1,592
Income (loss) before tax expense	(58,219)		(5,978)		(72,129)		(10,907)
Income tax expense	46,491		1,345		34,279		705
Net income (loss)	$(104,710)	(26.4)%	$(7,323)	(1.5)%	$(106,408)	(13.3)%	$(11,612)	(1.2)%

Net income (loss) per diluted share	$(3.45)		$(0.24)		$(3.46)		$(0.37)
Revenue from services

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Growth (decline) %	Segment % of total	Jun 25, 2023	Segment % of total	Jun 30, 2024	Growth (decline) %	Segment % of total	Jun 25, 2023	Segment % of total
Revenue from services:
PeopleReady	$223,409	(18.9)%	56.4%	$275,318	57.9%	$446,070	(15.5)%	55.8%	$527,946	56.1%
PeopleScout	41,070	(31.2)%	10.4	59,710	12.6	87,402	(32.3)%	10.9	129,186	13.7
PeopleManagement	131,751	(6.3)%	33.2	140,560	29.5	265,611	(6.4)%	33.3	283,744	30.2
Total company	$396,230	(16.7)%	100.0%	$475,588	100.0%	$799,083	(15.1)%	100.0%	$940,876	100.0%
Total company revenue declined 16.7% to $396.2 million for the thirteen weeks ended June 30, 2024, and declined 15.1% to $799.1 million for the twenty-six weeks ended June 30, 2024, compared to the same periods in the prior year. The decline was primarily driven by continued uncertainty around interest rates, inflation and other factors which impacted demand trends across all three segments. Our contingent staffing clients continue to focus on managing their costs as they adjust to lower demand for consumer goods and services, and as a result they are reducing their need for outsourced labor providers. Similarly, our RPO clients continue to face uncertain future workforce needs and have reduced volumes in an attempt to manage costs.
PeopleReady
PeopleReady revenue declined 18.9% to $223.4 million for the thirteen weeks ended June 30, 2024, and declined 15.5% to $446.1 million for the twenty-six weeks ended June 30, 2024, compared to the same periods in the prior year. PeopleReady revenue declined as a result of continued economic uncertainty, leading our clients to reduce their dependence on contingent labor to supplement their core workforce in order to manage their costs. Declines in demand were seen across most industries and geographies, but were partially offset by increased demand in the renewable energy industry.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue declined 31.2% to $41.1 million for the thirteen weeks ended June 30, 2024, and declined 32.3% to $87.4 million for the twenty-six weeks ended June 30, 2024, compared to the same periods in the prior year. PeopleScout revenue declined as clients are experiencing less employee turnover, and economic conditions are leading to uncertainty about future workforce needs. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs.
PeopleManagement
PeopleManagement revenue declined 6.3% to $131.8 million for the thirteen weeks ended June 30, 2024, and declined 6.4% to $265.6 million for the twenty-six weeks ended June 30, 2024, compared to the same periods in the prior year. PeopleManagement revenue declined as clients in our on-site business continued to respond to economic uncertainty by reducing dependence on variable labor, primarily within the retail industry, partially offset by growth within our commercial driving business.
Gross profit

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Gross profit	$104,423	$130,491	$203,809	$253,604
Percentage of revenue	26.4%	27.4%	25.5%	27.0%
Gross profit as a percentage of revenue declined 100 basis points to 26.4% for the thirteen weeks ended June 30, 2024, compared to 27.4% for the same period in the prior year. Changes in revenue mix resulted in a contraction of 120 basis points, driven in part by revenue growth from renewable energy clients within PeopleReady, which have lower margins than average PeopleReady clients due to pass-through travel costs, as well as the decline in revenue in our highest margin business, PeopleScout. Our staffing businesses contributed an additional 50 basis points of contraction as a result of pricing pressure typical of a low demand environment, partially offset by expansion of 70 basis points from recognition of certain COVID-19 government subsidies.
Gross profit as a percentage of revenue declined 150 basis points to 25.5% for the twenty-six weeks ended June 30, 2024, compared to 27.0% for the same period in the prior year. Changes in revenue mix resulted in a contraction of 150 basis points driven by revenue growth from renewable energy clients within PeopleReady, as well as the decline in revenue in our highest margin business, PeopleScout. Our staffing businesses contributed an additional 30 basis points of contraction as a result of pricing pressure typical of a low demand environment, offset by expansion of 30 basis points from recognition of certain COVID-19 government subsidies.
SG&A expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Selling, general and administrative expense	$97,018	$121,282	$203,955	$243,927
Percentage of revenue	24.5%	25.5%	25.5%	25.9%
Total company SG&A expense decreased by $24.3 million, or 20.0% for the thirteen weeks ended June 30, 2024, and decreased by $40.0 million, or 16.4% for the twenty-six weeks ended June 30, 2024, compared to the same periods in the prior year. We have continued to execute operational cost management actions in response to the decline in demand for our services, and simplification of our organizational structure in line with our strategic plan. In addition, the thirteen and twenty-six weeks ended June 30, 2024 included a benefit, net of related fees, of $6.8 million for recognition of certain COVID-19 government subsidies.
Depreciation and amortization

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Depreciation and amortization	$7,691	$6,280	$15,649	$12,691
Percentage of revenue	1.9%	1.3%	2.0%	1.3%

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization increased for the thirteen weeks and twenty-six weeks ended June 30, 2024, compared to the same periods in the prior year, due to assets being placed into service at the end of 2023, primarily related to PeopleReady technology.
Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge for the twenty-six weeks ended June 30, 2024, by reportable segment, is as follows:

(in thousands)	PeopleReady	PeopleScout	PeopleManagement	Total company
Goodwill	$59,074	$—	$—	$59,074
Trade names/trademark	—	—	600	600
Total	$59,074	$—	$600	$59,674
Goodwill
We performed an interim impairment test as of the last day of fiscal May 2024 following the determination by management that a triggering event had occurred. As a result of this impairment test, we concluded that the carrying amount of our PeopleReady reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $59.1 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. As a result of this impairment charge, the goodwill carrying value of $59.1 million for PeopleReady was fully impaired. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery. No further impairment loss was recognized during the thirteen weeks ended June 30, 2024. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Indefinite-lived intangible assets
We performed an impairment test during our fiscal second quarter of 2024. As a result of this impairment test, we concluded that a trade name/trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of June 30, 2024.
Income tax expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Income tax expense	$46,491	$1,345	$34,279	$705
Effective income tax rate	(79.9)%	(22.5)%	(47.5)%	(6.5)%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024%		Jun 25, 2023%		Jun 30, 2024%		Jun 25, 2023%
Income (loss) before tax expense	$(58,219)		$(5,978)		$(72,129)		$(10,907)

Federal income tax expense (benefit) at statutory rate	$(12,226)	21.0%	$(1,254)	21.0%	$(15,147)	21.0%	$(2,290)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	704	(1.2)	(325)	5.4	177	(0.2)	(549)	5.0
Non-deductible goodwill impairment charge	—	—	2,287	(38.3)	—	—	2,287	(21.0)
Valuation allowance, federal and state	52,255	(89.8)	—	—	52,774	(73.2)	—	—
Hiring tax credits, net	6,829	(11.7)	536	(9.0)	(2,920)	4.0	1,301	(11.9)
Non-deductible and non-taxable items	366	(0.6)	38	(0.6)	(196)	0.3	(166)	1.5
Stock-based compensation	41	(0.1)	37	(0.6)	727	(1.0)	234	(2.1)
Other, net	(1,478)	2.5	26	(0.4)	(1,136)	1.6	(112)	1.0
Income tax expense	$46,491	(79.9)%	$1,345	(22.5)%	$34,279	(47.5)%	$705	(6.5)%
Significant fluctuations in our effective tax rate are primarily due to changes in the valuation allowance against our U.S. federal and state deferred tax assets, as well as tax benefits from hiring credits and non-deductible goodwill impairment charges.
Based on our deferred tax asset realizability assessment performed as of June 30, 2024, we recorded a full valuation allowance against our U.S. federal and state deferred tax assets. This resulted in an increase in our income tax expense of approximately $55 million for the twenty-six weeks ended June 30, 2024. Our conclusion was driven by actual U.S. pre-tax losses beginning in 2023, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the twenty-six weeks ended June 30, 2024.
The federal Work Opportunity Tax Credit (“WOTC”), our primary hiring tax credit, is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring tax credits if credits certified by government offices differ from original estimates. The U.S. Congress has approved the WOTC program through the end of 2025.
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

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Revenue from services	$223,409	$275,318	$446,070	$527,946
Segment profit (loss)	$394	$8,158	$(4,664)	$9,030
Percentage of revenue	0.2%	3.0%	(1.0)%	1.7%
PeopleReady segment profit declined $7.8 million and $13.7 million for the thirteen and twenty-six weeks ended June 30, 2024, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were primarily due to the decline in revenue and the relatively high level of fixed versus variable costs within SG&A expense which resulted in lower operating leverage.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Revenue from services	$41,070	$59,710	$87,402	$129,186
Segment profit	$3,430	$8,817	$8,309	$17,740
Percentage of revenue	8.4%	14.8%	9.5%	13.7%
PeopleScout segment profit declined $5.4 million and $9.4 million for the thirteen and twenty-six weeks ended June 30, 2024, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were a result of the decline in revenue, the effects of which were softened by our cost management actions.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 30, 2024	Jun 25, 2023	Jun 30, 2024	Jun 25, 2023
Revenue from services	$131,751	$140,560	$265,611	$283,744
Segment profit	$3,395	$2,250	$6,146	$2,048
Percentage of revenue	2.6%	1.6%	2.3%	0.7%
PeopleManagement segment profit grew $1.1 million and $4.1 million for the thirteen and twenty-six weeks ended June 30, 2024, and also grew as a percentage of revenue, compared to the same periods in the prior year, respectively. This growth was primarily due to disciplined cost management actions to better align our cost structure with client demand.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy. As part of our strategic plan to simplify our organizational structure, create efficiencies and bring our teams closer to our clients and associates, we continue to consolidate administrative, recruiting and support costs that serve our broader commercial staffing businesses, further leverage existing systems, and refocus our team on sales efforts to deliver future growth. Commercial staffing includes contingent on-demand, skilled and on-site industrial staffing, as well as commercial driving services.
Operating outlook
•We expect total revenue for the fiscal third quarter of 2024 to decline between 20% and 14% as compared to the same period in the prior year, which assumes current market conditions continue.
•We anticipate gross profit as a percentage of revenue to decline between 60 and 20 basis points for the fiscal third quarter of 2024, compared to the same period in the prior year, due to changes to business mix.
•For the fiscal third quarter of 2024, we anticipate SG&A expense to be between $99 million and $103 million, representing a decline compared to the same period in the prior year due to ongoing cost management efforts.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

•We expect basic weighted average shares outstanding to be approximately 30 million for the fiscal third quarter of 2024. This expectation does not include the impact of potential share repurchases.
•We expect our effective income tax rate for fiscal 2024 to be between (35)% and (40)% due to the valuation allowance recorded during the fiscal second quarter of 2024 and minimal income tax expense or benefit expected for the second half of the year.
Liquidity outlook
•Capital expenditures and spending for software as a service assets are expected to be between $23 million and $27 million for fiscal 2024. Approximately $3 million relates to spending for software as a service assets for fiscal 2024.
LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of June 30, 2024, we had $26.4 million in cash and cash equivalents and no debt outstanding. Under the Revolving Credit Facility, $6.2 million was utilized by outstanding standby letters of credit, leaving $248.8 million unused, which is constrained by our most restrictive covenant making $132.5 million available for additional borrowing. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Revolving Credit Facility balances, and execute share repurchases. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support working capital needs in times of revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
We continue to make investments in online and mobile apps to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our back-office technology from on-premise software platforms to cloud-based software solutions to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will continue to grow as we grow our business. We pay our premiums and deposit our collateral, if required, in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash, cash equivalents and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”) and are used to pay workers’ compensation claims as they are filed. See Note 7: Workers' Compensation Insurance and Reserves, and Note 4: Restricted Cash, Cash Equivalents and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash, cash equivalents and investments held in Trust.
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

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total collateral commitments decreased $16.0 million during the twenty-six-week period ended June 30, 2024, primarily due to the use of collateral to satisfy workers’ compensation claims. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.
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
A summary of our cash flows for each period are as follows:

	Twenty-six weeks ended
(in thousands)	Jun 30, 2024	Jun 25, 2023
Net cash (used in) provided by operating activities	$(16,062)	$20,864
Net cash used in investing activities	(5,311)	(12,427)
Net cash used in financing activities	(20,519)	(36,296)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(557)	(20)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(42,449)	$(27,879)
Cash flows from operating activities
Operating cash flows consist of net income (loss) adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
As client demand declines, the result is a deleveraging of accounts receivable and accounts payable. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash provided by accounts receivable collections through deleveraging during the twenty-six weeks ended June 30, 2024 was partially offset by an increase in days sales outstanding of approximately six days for fiscal second quarter of 2024 compared to fiscal fourth quarter of 2023, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was primarily related to timing of payments to vendors as well as a decrease in certain accrued expenses that fluctuate with revenue. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the twenty-six weeks ended June 30, 2024 included continued investments to upgrade our PeopleReady technology platform. Our capital expenditures were partially offset by proceeds from the divestiture of Labour Ready Temporary Services, Ltd., net of transaction costs, as well as cash provided by maturities of restricted investments to pay workers’ compensation claims exceeding purchases of new restricted investments.

Page - 27

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
Net cash used in financing activities during the twenty-six weeks ended June 30, 2024 was primarily due to the repurchase of $17.0 million of our common stock in the open market, including excise tax. As of June 30, 2024, $37.8 million remains available for repurchase under existing authorizations.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our reporting units with remaining goodwill as of the first day of our fiscal second quarter were PeopleReady, Centerline, PeopleScout RPO and PeopleScout MSP.
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

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Impairment test
During the fiscal second quarter of 2024, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty, and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of fiscal May 2024. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13.5% to 14.5%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation.
Based on the results of our interim impairment test, we concluded that the carrying amount of goodwill for the PeopleReady reporting unit exceeded the estimated fair value and we recorded a non-cash impairment charge of $59.1 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. As a result of this impairment charge, the total goodwill carrying value of $59.1 million for PeopleReady was fully impaired. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery.
All other reporting units’ fair values were substantially in excess of their respective carrying values. Accordingly, no impairment loss was recognized for the PeopleScout or PeopleManagement segments for the twenty-six weeks ended June 30, 2024.
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
When evaluating indefinite-lived intangible assets for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of the indefinite-lived intangible asset is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary.
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
Impairment test
We performed an indefinite-lived intangible asset impairment test during our fiscal second quarter of 2024. As a result of this impairment test, we concluded that a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 30, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of June 30, 2024. The fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying amount of $2.1 million as of June 30, 2024, and therefore did not result in an impairment.
Additionally, following performance of the impairment test, we did not identify any events or conditions that make it more likely than not that a further impairment may have occurred during the thirteen weeks ended June 30, 2024.

Page - 29

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
Interim Periods
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full year pre-tax income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three-year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, we record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on our interim deferred tax asset realizability analysis, we determined that a full valuation allowance was appropriate against our U.S. federal and state deferred tax assets as of June 30, 2024. See Note 11: Income Taxes, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for further details.
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
During the fiscal second quarter of 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e)

Page - 30

under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 30, 2024.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 30, 2024.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
04/01/2024 through 04/28/2024	711	$12.23	—	$45.1 million
04/29/2024 through 05/26/2024	193,994	$11.08	193,594	$42.6 million
05/27/2024 through 06/30/2024	439,097	$10.71	438,309	$37.8 million
Total	633,802	$10.83	631,903
(1)Includes 1,899 shares we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of June 30, 2024, $37.8 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal second quarter of 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Page - 32

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

10.1*	2016 Omnibus Incentive Plan, as amended and restated, effective May 15, 2024.	X

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	8/5/2024
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	8/5/2024
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Richard B. Christensen	8/5/2024
	Signature	Date
By:	Richard B. Christensen, Chief Accounting Officer, Treasurer and Senior Vice President

Page - 34