Form 10-Q
period 2024-09-29
TrueBlue, Inc.
filed 2024-11-04
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2024, there were 29,558,940 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$14,505	$61,885
Accounts receivable, net of allowance of $1,508 and $2,005, respectively	225,376	252,538
Prepaid expenses and other current assets	34,532	28,894
Income tax receivable	10,887	11,676
Total current assets	285,300	354,993
Property and equipment, net	91,078	104,906
Restricted cash, cash equivalents and investments	180,124	192,985
Deferred income taxes, net	728	35,465
Goodwill	25,285	84,114
Intangible assets, net	6,428	10,525
Operating lease right-of-use assets, net	51,821	49,819
Workers’ compensation claims receivable, net	48,607	53,841
Other assets, net	13,005	12,735
Total assets	$702,376	$899,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$35,770	$56,401
Accrued wages and benefits	64,888	80,120
Income tax payable	—	439
Current portion of workers’ compensation claims reserve	36,971	44,866
Current operating lease liabilities	11,856	11,902
Other current liabilities	5,096	10,371
Total current liabilities	154,581	204,099
Workers’ compensation claims reserve, less current portion	129,475	151,649
Long-term deferred compensation liabilities	38,298	35,205
Long-term operating lease liabilities	51,421	49,434
Other long-term liabilities	1,449	1,123
Total liabilities	375,224	441,510

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,497,872 and 31,245,732 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(20,112)	(20,712)
Retained earnings	347,263	478,584
Total shareholders’ equity	327,152	457,873
Total liabilities and shareholders’ equity	$702,376	$899,383
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenue from services	$382,357	$473,196	$1,181,440	$1,414,072
Cost of services	282,320	349,023	877,594	1,036,295
Gross profit	100,037	124,173	303,846	377,777
Selling, general and administrative expense	99,973	120,715	303,928	364,642
Depreciation and amortization	6,967	6,184	22,616	18,875
Goodwill and intangible asset impairment charge	—	—	59,674	9,485
Income (loss) from operations	(6,903)	(2,726)	(82,372)	(15,225)
Interest and other income (expense), net	521	390	3,861	1,982
Income (loss) before tax expense (benefit)	(6,382)	(2,336)	(78,511)	(13,243)
Income tax expense (benefit)	1,253	(2,326)	35,532	(1,621)
Net income (loss)	$(7,635)	$(10)	$(114,043)	$(11,622)

Net income (loss) per common share:
Basic	$(0.26)	$0.00	$(3.75)	$(0.37)
Diluted	$(0.26)	$0.00	$(3.75)	$(0.37)

Weighted average shares outstanding:
Basic	29,704	30,932	30,384	31,397
Diluted	29,704	30,932	30,384	31,397

Other comprehensive income (loss):
Foreign currency translation adjustment	$437	$(1,305)	$600	$(1,052)
Comprehensive income (loss)	$(7,198)	$(1,315)	$(113,443)	$(12,674)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 29, 2024	September 24, 2023
Cash flows from operating activities:
Net income (loss)	$(114,043)	$(11,622)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22,616	18,875
Goodwill and intangible asset impairment charge	59,674	9,485
Provision for credit losses	1,577	3,254
Stock-based compensation	5,676	10,219
Deferred income taxes	34,694	(3,344)
Non-cash lease expense	9,145	9,449
Other operating activities	(5,052)	(1,661)
Changes in operating assets and liabilities:
Accounts receivable	25,802	34,790
Income taxes receivable and payable	219	(3,001)
Other assets	8,719	26,795
Accounts payable and other accrued expenses	(18,771)	(26,879)
Accrued wages and benefits	(15,640)	(5,156)
Workers’ compensation claims reserve	(30,069)	(33,558)
Operating lease liabilities	(9,236)	(9,498)
Other liabilities	1,500	1,421
Net cash (used in) provided by operating activities	(23,189)	19,569
Cash flows from investing activities:
Capital expenditures	(18,874)	(23,095)
Proceeds from business divestiture, net	2,928	—
Payments for company-owned life insurance	(4,000)	(2,347)
Proceeds from company-owned life insurance	—	1,662
Purchases of restricted held-to-maturity investments	(10,180)	(26,894)
Maturities of restricted held-to-maturity investments	28,688	24,118
Net cash used in investing activities	(1,438)	(26,556)
Cash flows from financing activities:
Purchases and retirement of common stock	(21,301)	(34,178)
Net proceeds from employee stock purchase plans	564	704
Common stock repurchases for taxes upon vesting of restricted stock	(2,221)	(3,759)
Other	(1,807)	(96)
Net cash used in financing activities	(24,765)	(37,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(638)	(757)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(50,030)	(45,073)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	99,306	135,631
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$49,276	$90,558

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$778	$721
Income taxes, net of refunds	$555	$4,732
Operating lease liabilities	$11,522	$11,718
Non-cash transactions:
Property and equipment purchased but not yet paid	$1,456	$3,550
Divestiture non-cash consideration	$571	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,024	$10,943
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
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the thirty-nine weeks ended September 29, 2024 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
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
We performed an interim impairment test as of the last day of the fiscal first quarter of 2024, as well as a qualitative assessment for our annual impairment test one day later, which did not result in impairment of goodwill for any reporting unit. During the fiscal second quarter of 2024, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty, and a further decrease in our stock price. Therefore, we performed an additional interim impairment test as of the last day of fiscal May 2024. Refer to Note 6: Goodwill and Intangible Assets for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements.

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
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names/trademarks. If the carrying value exceeds the fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value.
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
During the fiscal second quarter of 2024, management determined the reasonable assurance criteria was met for certain payroll tax credits for which recognition was previously deferred. As a result, $2.9 million and $7.6 million was recognized within cost of services and selling, general and administrative (“SG&A”) expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. Also, this resulted in a reversal of previously accrued interest related to these benefits of $1.1 million, offset by recognition of related professional fees of $0.8 million, which were recorded within interest and other income (expense), net and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024.
As of September 29, 2024, we have deferred recognition of $15.4 million within accrued wages and benefits on our Consolidated Balance Sheets related to certain payroll tax credits, including accrued interest, until recognition becomes probable.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirty-nine weeks ended September 29, 2024 that had a material impact on our financial statements.

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
NOTE 2:    DIVESTITURE
Effective February 26, 2024, we entered into a share purchase agreement (the “Agreement”) to sell Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) to Vertical Staffing Resources (“Vertical”) for a preliminary sale price of $4.3 million, plus contingent consideration of up to $2.5 million based on the achievement of the results of the business as specified in the Agreement. The sale price is subject to adjustment based on the closing working capital of the divested business. We received cash proceeds of $2.9 million, net of $0.8 million of transaction costs and $0.6 million held in escrow until finalization of the closing working capital and expiration of the indemnification period. We recognized a pre-tax gain on the divestiture of $0.7 million, which is included in interest and other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. The operating results for PeopleReady Canada were reported in the PeopleReady reportable segment through the closing date, including $2.6 million in revenue. The divestiture of PeopleReady Canada did not represent a strategic shift with a major effect on the company's operations and financial results and, therefore was not reported as a discontinued operation, nor was it an individually significant component of the company.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 29, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$14,505	$14,505	$—	$—
Restricted cash and cash equivalents	34,771	34,771	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$49,276	$49,276	$—	$—

Municipal debt securities	$23,546	$—	$23,546	$—
Corporate debt securities	67,736	—	67,736	—
Agency mortgage-backed securities	11,495	—	11,495	—
U.S. government and agency securities	983	—	983	—
Restricted investments classified as held-to-maturity (2)	$103,760	$—	$103,760	$—

	December 31, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$61,885	$61,885	$—	$—
Restricted cash and cash equivalents	37,421	37,421	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$99,306	$99,306	$—	$—

Municipal debt securities	$31,804	$—	$31,804	$—
Corporate debt securities	74,912	—	74,912	—
Agency mortgage-backed securities	13,235	—	13,235	—
U.S. government and agency securities	962	—	962	—
Restricted investments classified as held-to-maturity (2)	$120,913	$—	$120,913	$—
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
For our interim goodwill impairment test as of the last day of fiscal May 2024, the fair value of each reporting unit was estimated using an equal weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $59.1 million associated with the PeopleReady reporting unit was impaired, and an impairment charge of $59.1 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For our indefinite-lived intangible asset impairment test performed during the fiscal second quarter of 2024, the fair values of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.3 million was written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	September 29, 2024	December 31, 2023
Cash collateral held by insurance carriers	$22,215	$23,598
Cash and cash equivalents held in Trust	12,187	12,703
Investments held in Trust	103,627	122,659
Company-owned life insurance policies	41,726	32,905
Other restricted cash and cash equivalents	369	1,120
Total restricted cash, cash equivalents and investments	$180,124	$192,985
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
The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of September 29, 2024 and December 31, 2023, were as follows:

	September 29, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$23,632	$8	$(94)	$23,546
Corporate debt securities	67,780	810	(854)	67,736
Agency mortgage-backed securities	11,216	279	—	11,495
U.S. government and agency securities	999	—	(16)	983
Total held-to-maturity investments	$103,627	$1,097	$(964)	$103,760

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$32,042	$4	$(242)	$31,804
Corporate debt securities	76,578	333	(1,999)	74,912
Agency mortgage-backed securities	13,039	196	—	13,235
U.S. government and agency securities	1,000	—	(38)	962
Total held-to-maturity investments	$122,659	$533	$(2,279)	$120,913

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 29, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$28,069	$27,869
Due after one year through five years	63,408	63,346
Due after five years through ten years	6,212	6,415
Due after ten years	5,938	6,130
Total held-to-maturity investments	$103,627	$103,760
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at September 29, 2024 and September 24, 2023, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Unrealized gains (losses)	$2,099	$(493)	$4,821	$1,482
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirty-nine weeks ended
(in thousands)	September 29, 2024	September 24, 2023
Beginning balance	$2,005	$3,212
Current period provision	1,577	3,254
Write-offs	(2,073)	(3,702)
Foreign currency translation	(1)	(2)
Ending balance	$1,508	$2,762
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	September 29, 2024	December 31, 2023
Prepaid software agreements	$8,816	$8,435
Other prepaid expenses	8,848	9,355
Assets held-for-sale	11,759	4,845
Other current assets	5,109	6,259
Prepaid expenses and other current assets	$34,532	$28,894

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets held-for-sale
On April 11, 2024, following an evaluation of our office space and business requirements, management, with approval from the Board of Directors, entered into an agreement to sell our Tacoma headquarters building for $15.0 million. The sale is expected to be finalized within one year, subject to customary closing conditions. As a result, during the fiscal second quarter, we classified these assets as held-for-sale and ceased recording depreciation. As the estimated fair value of the disposal group, less costs to sell, exceeded its carrying value of $11.8 million, no impairment charge was recorded during the thirty-nine weeks ended September 29, 2024.
Assets held-for-sale as of December 31, 2023 represented the assets included as part of the disposal group related to the eventual divestiture of PeopleReady Canada, which was finalized during the fiscal first quarter of 2024. Refer to Note 2: Divestiture for additional details.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 31, 2023
Goodwill before impairment		$105,284	$142,191	$81,092	$328,567
Accumulated impairment charge		(46,210)	(118,642)	(79,601)	(244,453)
Goodwill, net		59,074	23,549	1,491	84,114

Impairment charge		(59,074)	—	—	(59,074)
Foreign currency translation		—	245	—	245

Balance at	September 29, 2024
Goodwill before impairment		105,284	142,436	81,092	328,812
Accumulated impairment charge		(105,284)	(118,642)	(79,601)	(303,527)
Goodwill, net		$—	$23,794	$1,491	$25,285
Annual impairment test
We performed an interim impairment test as of the last day of the fiscal first quarter of 2024, as management determined that a triggering event had occurred as a result of continued decline for our services, overall economic uncertainty, and a sustained decrease in our stock price, which did not result in impairment of goodwill for any reporting unit. Given the proximity of our first quarter interim impairment measurement date to our annual goodwill impairment measurement date (first day of the fiscal second quarter), we performed a qualitative assessment to determine whether it was more likely than not that the fair value of any of our reporting units was less than the carrying value. We considered the current and expected future economic and market conditions and concluded it was unlikely the goodwill associated with our reporting units was impaired as of the first day of our fiscal second quarter.
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

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The combined fair values for all reporting units were then reconciled to the aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our most recent impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except PeopleReady.
As a result of our May 2024 interim impairment test, we concluded that the carrying amount of the PeopleReady reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $59.1 million, representing the remaining goodwill balance for PeopleReady, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery.
Additionally, following performance of the interim impairment test as of the last day of fiscal May 2024, we did not identify any events or conditions that make it more likely than not an additional impairment may have occurred. Accordingly, no further impairment charge was recognized during the thirteen or thirty-nine weeks ended September 29, 2024.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.8 million and $5.4 million as of September 29, 2024 and December 31, 2023, respectively, related to businesses within our PeopleScout and PeopleManagement segments.
During the fiscal second quarter of 2024, we concluded that the carrying amount of a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of September 29, 2024. As of our fiscal second quarter impairment test, the fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the fiscal second quarter impairment test, we did not identify any additional events or conditions that make it more likely than not an additional impairment may have occurred. Accordingly, no further impairment charge was recognized during the thirteen or thirty-nine weeks ended September 29, 2024.
Finite-lived intangible assets
We did not identify any events or conditions that make it more likely than not an impairment of our finite-lived intangible assets may have occurred during the thirteen or thirty-nine weeks ended September 29, 2024.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 5.5 years as of September 29, 2024. The weighted average discount rate was 2.6% and 2.4% at September 29, 2024 and December 31, 2023, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 29, 2024	December 31, 2023
Undiscounted workers’ compensation reserve	$182,837	$214,611
Less discount on workers’ compensation reserve	16,391	18,096
Workers’ compensation reserve, net of discount	166,446	196,515
Less current portion	36,971	44,866
Long-term portion	$129,475	$151,649
Payments made against self-insured claims were $31.1 million and $32.6 million for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18 years. The rates used to discount excess claims incurred during the thirty-nine weeks ended September 29, 2024 and fifty-three weeks ended December 31, 2023 were 4.5% and 4.1%, respectively. The discounted workers’ compensation reserve for excess claims was $49.4 million and $54.9 million as of September 29, 2024 and December 31, 2023, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $48.6 million and $53.8 million as of September 29, 2024 and December 31, 2023, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $1.6 million and $7.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended September 29, 2024 and September 24, 2023, respectively, and $11.7 million and $18.5 million for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.
NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. As of September 29, 2024, $2.7 million was utilized by outstanding standby letters of credit, leaving $252.3 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant, making $132.5 million available for additional borrowing. As of December 31, 2023, $6.2 million was utilized by outstanding standby letters of credit.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of September 29, 2024:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of September 29, 2024, our consolidated fixed charge coverage ratio was 1.69.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of September 29, 2024, our asset coverage ratio was 50.21.
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
As of September 29, 2024, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 29, 2024	December 31, 2023
Cash collateral held by workers’ compensation insurance carriers	$18,201	$17,737
Cash and cash equivalents held in Trust	12,187	12,703
Investments held in Trust	103,627	122,659
Letters of credit (1)	2,605	6,077
Surety bonds (2)	19,831	20,725
Total collateral commitments	$156,451	$179,901
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

Page - 15

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
NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Common stock shares
Beginning balance	29,959	30,996	31,246	32,730
Purchases and retirement of common stock	(478)	—	(1,967)	(1,877)
Net issuance under equity plans, including tax benefits	17	113	219	256
Stock-based compensation	—	—	—	—
Ending balance	29,498	31,109	29,498	31,109
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	358,312	473,809	478,584	516,332
Net income (loss)	(7,635)	(10)	(114,043)	(11,622)
Purchases and retirement of common stock (1)	(4,315)	22	(21,301)	(34,178)
Net issuance under equity plans, including tax benefits	69	(1,051)	(1,653)	(3,056)
Stock-based compensation	832	4,925	5,676	10,219
Ending balance	347,263	477,695	347,263	477,695
Accumulated other comprehensive income (loss)
Beginning balance, net of tax	(20,549)	(19,765)	(20,712)	(20,018)
Foreign currency translation adjustment before reclassification	437	(1,305)	1,573	(1,052)
Reclassified from accumulated other comprehensive income (loss) (2)	—	—	(973)	—
Foreign currency translation adjustment	437	(1,305)	600	(1,052)
Ending balance, net of tax	(20,112)	(21,070)	(20,112)	(21,070)
Total shareholders’ equity ending balance	$327,152	$456,626	$327,152	$456,626
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
(2)Foreign currency translation adjustments related to PeopleReady Canada that were recognized through net income (loss) upon the divestiture of the business during the thirty-nine weeks ended September 29, 2024.

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
During the thirty-nine weeks ended September 29, 2024, we performed our deferred tax asset realizability assessments, and as a result we recorded a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the thirty-nine weeks ended September 29, 2024.
Our effective income tax rate for the thirty-nine weeks ended September 29, 2024 was (45.3)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal and state deferred tax assets.
NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income (loss)	$(7,635)	$(10)	$(114,043)	$(11,622)

Weighted average number of common shares used in basic net income (loss) per common share	29,704	30,932	30,384	31,397
Dilutive effect of non-vested stock-based awards	—	—	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	29,704	30,932	30,384	31,397

Net income (loss) per common share:
Basic	$(0.26)	$0.00	$(3.75)	$(0.37)
Diluted	$(0.26)	$0.00	$(3.75)	$(0.37)

Anti-dilutive shares	1,464	945	1,422	937

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Our PeopleManagement reportable segment provides contingent labor and outsourced industrial workforce solutions, primarily on-site at the client’s facility, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•OnSite: On-site management and recruitment for the contingent industrial workforce of manufacturing, warehousing and distribution facilities; and
•Centerline: Recruitment and management of contingent and dedicated commercial drivers to the transportation and distribution industries.
The following table presents our revenue disaggregated by major source and segment and a reconciliation of segment revenue from services to total company revenue:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenue from services:
Contingent staffing
PeopleReady	$214,792	$283,187	$660,862	$811,133
PeopleManagement	130,852	137,065	396,463	420,809
Human resource outsourcing
PeopleScout	36,713	52,944	124,115	182,130
Total company	$382,357	$473,196	$1,181,440	$1,414,072

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a reconciliation of segment profit to income (loss) before tax expense:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Segment profit (loss):
PeopleReady	$3,043	$9,656	$(1,621)	$18,686
PeopleManagement	3,278	2,134	9,424	4,182
PeopleScout	2,542	6,272	10,851	24,012
Total segment profit	8,863	18,062	18,654	46,880
Corporate unallocated expense	(4,184)	(8,122)	(16,386)	(23,045)
Third-party processing fees for hiring tax credits	30	(90)	(150)	(320)
Amortization of software as a service assets	(1,615)	(1,064)	(4,410)	(2,884)
Goodwill and intangible asset impairment charge	—	—	(59,674)	(9,485)
PeopleReady technology upgrade costs	(65)	(696)	(489)	(902)
COVID-19 government subsidies, net of fees	—	(525)	9,652	(525)
Executive leadership transition costs	—	(2,492)	—	(2,492)
Other costs, net	(2,965)	(1,615)	(6,953)	(3,577)
Depreciation and amortization	(6,967)	(6,184)	(22,616)	(18,875)
Income (loss) from operations	(6,903)	(2,726)	(82,372)	(15,225)
Interest and other income (expense), net	521	390	3,861	1,982
Income (loss) before tax expense (benefit)	$(6,382)	$(2,336)	$(78,511)	$(13,243)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
PeopleReady
PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects people with work in a broad range of industries through our network of branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Our local presence is digitally enabled by our industry-leading mobile app, JobStack®, which connects people with work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, competitively differentiates us, and allows our branch resources to expand their sales, recruiting and service delivery efforts. Our primary focus at PeopleReady is the continued development of our new, proprietary version of the JobStack app, and expansion in attractive end markets, including renewable energy.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services to a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are generally multi-year in duration, highly scalable, and provide clients the support they need as their hiring volumes fluctuate. Our services are designed to lower client recruiting costs while improving the candidate experience by creating strategies that facilitate our clients’ talent acquisition, development and retention goals. We tailor our services based on individual client needs by offering multiple solutions, including full-cycle RPO, project RPO, recruiter on demand, and talent advisory. Our proprietary technology platform (Affinix®) uses machine learning to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, compliance monitoring and risk management. Our primary focus at PeopleScout is leveraging our strong brand reputation, flexible solutions, international footprint and Affinix technology to continue to gain market share in high-growth sectors.
PeopleManagement
PeopleManagement, through our OnSite business, provides and manages contingent associates at clients’ facilities throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software (Stafftrack®) enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement is growing our client base across the transportation, manufacturing, professional services and retail sectors, while creating efficiencies in our operating model.
Fiscal third quarter of 2024 summary
Total company revenue declined 19.2% to $382.4 million for the thirteen weeks ended September 29, 2024, compared to the same period in the prior year. Demand for temporary labor and permanent hiring continues to be suppressed, as clients focus on reducing operating costs and remain uncertain about future workforce needs.
Total company gross profit as a percentage of revenue for the thirteen weeks ended September 29, 2024 remained flat at 26.2%, compared to the same period in the prior year. Changes in revenue mix towards our lower margin staffing businesses and pricing pressures were offset by lower workers’ compensation costs resulting from favorable development of prior year reserves.
Total company selling, general and administrative (“SG&A”) expense decreased 17.2% to $100.0 million for the thirteen weeks ended September 29, 2024, compared to the same period in the prior year. SG&A expense decreased as a result of continued operational cost management actions in response to the decline in demand for our services, and simplification of our organizational structure in line with our strategic plan.
The items above resulted in a net loss of $7.6 million for the thirteen weeks ended September 29, 2024, compared to a net loss of $0.0 million for the same period in the prior year.
As of September 29, 2024, we had cash and cash equivalents of $14.5 million, no debt, and $132.5 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $147.0 million.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 29, 2024	% of revenue	Sep 24, 2023	% of revenue	Sep 29, 2024	% of revenue	Sep 24, 2023	% of revenue
Revenue from services	$382,357		$473,196		$1,181,440		$1,414,072

Gross profit	$100,037	26.2%	$124,173	26.2%	$303,846	25.7%	$377,777	26.7%
Selling, general and administrative expense	99,973	26.2	120,715	25.5	303,928	25.7	364,642	25.8
Depreciation and amortization	6,967	1.8	6,184	1.3	22,616	1.9	18,875	1.3
Goodwill and intangible asset impairment charge	—	—	—	—	59,674	5.1	9,485	0.7
Income (loss) from operations	(6,903)	(1.8)%	(2,726)	(0.6)%	(82,372)	(7.0)%	(15,225)	(1.1)%
Interest and other income (expense), net	521		390		3,861		1,982
Income (loss) before tax expense (benefit)	(6,382)		(2,336)		(78,511)		(13,243)
Income tax expense (benefit)	1,253		(2,326)		35,532		(1,621)
Net income (loss)	$(7,635)	(2.0)%	$(10)	0.0%	$(114,043)	(9.7)%	$(11,622)	(0.8)%

Net income (loss) per diluted share	$(0.26)		$0.00		$(3.75)		$(0.37)
Revenue from services

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Growth (decline) %	Segment % of total	Sep 24, 2023	Segment % of total	Sep 29, 2024	Growth (decline) %	Segment % of total	Sep 24, 2023	Segment % of total
Revenue from services:
PeopleReady	$214,792	(24.2)%	56.2%	$283,187	59.8%	$660,862	(18.5)%	55.9%	$811,133	57.4%
PeopleScout	36,713	(30.7)%	9.6	52,944	11.2	124,115	(31.9)%	10.5	182,130	12.8
PeopleManagement	130,852	(4.5)%	34.2	137,065	29.0	396,463	(5.8)%	33.6	420,809	29.8
Total company	$382,357	(19.2)%	100.0%	$473,196	100.0%	$1,181,440	(16.5)%	100.0%	$1,414,072	100.0%
Total company revenue declined 19.2% to $382.4 million for the thirteen weeks ended September 29, 2024, and declined 16.5% to $1,181.4 million for the thirty-nine weeks ended September 29, 2024, compared to the same periods in the prior year. Demand for temporary labor and permanent hiring continues to be suppressed, as clients are hesitant to make staffing decisions due to uncertainty around future workforce needs and are utilizing their existing workforce to reduce operating costs.
PeopleReady
PeopleReady revenue declined 24.2% to $214.8 million for the thirteen weeks ended September 29, 2024, and declined 18.5% to $660.9 million for the thirty-nine weeks ended September 29, 2024, compared to the same periods in the prior year. PeopleReady revenue declined as a result of continued labor market uncertainty, leading our clients to reduce their dependence on contingent labor to supplement their core workforce. Declines in demand were seen across most industries and geographies. For the thirteen weeks ended September 29, 2024, revenue from clients in the renewable energy industry declined due to project delays caused by weather and other external factors. However, increased demand from clients in the renewable energy industry for the thirty-nine weeks ended September 29, 2024 helped partially offset demand declines in other industries.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleScout
PeopleScout revenue declined 30.7% to $36.7 million for the thirteen weeks ended September 29, 2024, and declined 31.9% to $124.1 million for the thirty-nine weeks ended September 29, 2024, compared to the same periods in the prior year. PeopleScout revenue declined as clients are experiencing less employee turnover, and labor market conditions are leading to uncertainty around future workforce needs. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. Revenue for the current year periods were also impacted by the loss of a large hospitality client due to their decision to insource hiring for high-volume roles.
PeopleManagement
PeopleManagement revenue declined 4.5% to $130.9 million for the thirteen weeks ended September 29, 2024, and declined 5.8% to $396.5 million for the thirty-nine weeks ended September 29, 2024, compared to the same periods in the prior year. PeopleManagement revenue declined as clients in our on-site business continue to be hesitant to make significant changes to their workforce strategies after taking steps to reduce their dependence on variable labor, primarily within the retail industry. These declines were partially offset by growth within our commercial driving business.
Gross profit

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Gross profit	$100,037	$124,173	$303,846	$377,777
Percentage of revenue	26.2%	26.2%	25.7%	26.7%
Gross profit as a percentage of revenue remained flat at 26.2% for the thirteen weeks ended September 29, 2024, compared to the same period in the prior year. Changes in revenue mix resulted in a contraction of 80 basis points, driven in part by revenue shifts toward our lower margin staffing businesses. Our staffing businesses contributed an additional 60 basis points of contraction as a result of pricing pressure typical of a low demand environment. These contractions were offset by 140 basis points of expansion from lower workers’ compensation costs driven by favorable development of prior year reserves.
Gross profit as a percentage of revenue declined 100 basis points to 25.7% for the thirty-nine weeks ended September 29, 2024, compared to 26.7% for the same period in the prior year. Changes in revenue mix resulted in a contraction of 130 basis points driven by revenue growth from renewable energy clients within PeopleReady, which have lower margins than average PeopleReady clients due to pass-through travel costs, as well as the decline in revenue in our highest margin business, PeopleScout. Our staffing businesses contributed an additional 30 basis points of contraction as a result of pricing pressure typical of a low demand environment. These contractions were partially offset by 40 basis points of expansion from lower workers’ compensation costs driven by favorable development of prior year reserves, as well as 20 basis points of expansion from recognition of certain COVID-19 government subsidies in the current year.
SG&A expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Selling, general and administrative expense	$99,973	$120,715	$303,928	$364,642
Percentage of revenue	26.2%	25.5%	25.7%	25.8%
Total company SG&A expense decreased by $20.7 million, or 17.2% for the thirteen weeks ended September 29, 2024, and decreased by $60.7 million, or 16.7% for the thirty-nine weeks ended September 29, 2024, compared to the same periods in the prior year. We have continued to execute operational cost management actions in response to the decline in demand for our services, and simplification of our organizational structure in line with our strategic plan. In addition, the thirty-nine weeks ended September 29, 2024 included a benefit, net of related fees, of $6.8 million for recognition of certain COVID-19 government subsidies.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Depreciation and amortization	$6,967	$6,184	$22,616	$18,875
Percentage of revenue	1.8%	1.3%	1.9%	1.3%
Depreciation and amortization increased for the thirteen weeks and thirty-nine weeks ended September 29, 2024, compared to the same periods in the prior year, due to assets placed into service at the end of 2023, primarily related to PeopleReady technology.
Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charge for the thirty-nine weeks ended September 29, 2024, by reportable segment, is as follows:

(in thousands)	PeopleReady	PeopleScout	PeopleManagement	Total company
Goodwill	$59,074	$—	$—	$59,074
Trade names/trademarks	—	—	600	600
Total	$59,074	$—	$600	$59,674
Goodwill
We performed an interim impairment test as of the last day of fiscal May 2024 following the determination by management that a triggering event had occurred. As a result of this impairment test, we concluded that the carrying amount of our PeopleReady reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $59.1 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. As a result of this impairment charge, the goodwill carrying value of $59.1 million for PeopleReady was fully impaired. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery. No further impairment charge was recognized during the thirteen weeks ended September 29, 2024. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Indefinite-lived intangible assets
We performed an impairment test during our fiscal second quarter of 2024. As a result of this impairment test, we concluded that a trade name/trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of September 29, 2024.
Income tax expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Income tax expense (benefit)	$1,253	$(2,326)	$35,532	$(1,621)
Effective income tax rate	(19.6)%	99.6%	(45.3)%	12.2%
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

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

The items creating a difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024%		Sep 24, 2023%		Sep 29, 2024%		Sep 24, 2023%
Income (loss) before tax expense (benefit)	$(6,382)		$(2,336)		$(78,511)		$(13,243)

Federal income tax expense (benefit) at statutory rate	$(1,340)	21.0%	$(491)	21.0%	$(16,487)	21.0%	$(2,781)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	129	(2.0)	107	(4.6)	306	(0.4)	(442)	3.3
Non-deductible goodwill impairment charge	—	—	—	—	—	—	2,287	(17.3)
Valuation allowance	1,247	(19.5)	—	—	54,021	(68.8)	—	—
Hiring tax credits, net	309	(4.8)	(2,895)	123.9	(2,611)	3.3	(1,594)	12.0
Non-deductible and non-taxable items	(143)	2.2	542	(23.2)	(339)	0.4	376	(2.8)
Stock-based compensation	107	(1.7)	391	(16.7)	834	(1.1)	625	(4.7)
Other, net	944	(14.8)	20	(0.8)	(192)	0.3	(92)	0.7
Income tax expense (benefit)	$1,253	(19.6)%	$(2,326)	99.6%	$35,532	(45.3)%	$(1,621)	12.2%
Significant fluctuations in our effective tax rate are primarily due to changes in the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, as well as tax benefits from hiring credits and non-deductible goodwill impairment charges.
Based on our deferred tax asset realizability assessments performed during the thirty-nine weeks ended September 29, 2024, we recorded a valuation allowance against U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the thirty-nine weeks ended September 29, 2024.
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

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Revenue from services	$214,792	$283,187	$660,862	$811,133
Segment profit (loss)	$3,043	$9,656	$(1,621)	$18,686
Percentage of revenue	1.4%	3.4%	(0.2)%	2.3%
PeopleReady segment profit declined $6.6 million and $20.3 million for the thirteen and thirty-nine weeks ended September 29, 2024, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were primarily due to the decline in revenue and the relatively high level of fixed versus variable costs within SG&A expense which resulted in lower operating leverage, the effects of which were softened by our cost management actions.
PeopleScout segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Revenue from services	$36,713	$52,944	$124,115	$182,130
Segment profit	$2,542	$6,272	$10,851	$24,012
Percentage of revenue	6.9%	11.8%	8.7%	13.2%
PeopleScout segment profit declined $3.7 million and $13.2 million for the thirteen and thirty-nine weeks ended September 29, 2024, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were a result of the decline in revenue, including the loss of a large hospitality client due to their decision to insource hiring for high-volume roles, the effects of which were softened by our cost management actions.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 29, 2024	Sep 24, 2023	Sep 29, 2024	Sep 24, 2023
Revenue from services	$130,852	$137,065	$396,463	$420,809
Segment profit	$3,278	$2,134	$9,424	$4,182
Percentage of revenue	2.5%	1.6%	2.4%	1.0%
PeopleManagement segment profit grew $1.1 million and $5.2 million for the thirteen and thirty-nine weeks ended September 29, 2024, and also grew as a percentage of revenue, compared to the same periods in the prior year, respectively. This growth was primarily due to disciplined cost management actions to better align our cost structure with client demand, as well as growth within our commercial driving business.

Page - 26

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
Operating outlook
•We expect total revenue for the fiscal fourth quarter of 2024 to decline between 24% and 18% as compared to the same period in the prior year. The decline assumes current market conditions continue, and includes a 6% headwind due to the extra week in our fiscal fourth quarter of 2023, and 1% due to the sale of Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) in early 2024.
•We anticipate gross profit as a percentage of revenue to decline between 100 and 60 basis points for the fiscal fourth quarter of 2024, compared to the same period in the prior year, due to prior year workers’ compensation reserve adjustments not expected to repeat at the same level, and changes in business mix.
•For the fiscal fourth quarter of 2024, we anticipate SG&A expense to be between $98 million and $102 million, representing a decline compared to the same period in the prior year due to ongoing cost management efforts.
•We expect basic weighted average shares outstanding to be approximately 30 million for the fiscal fourth quarter of 2024. This expectation does not include the impact of potential share repurchases.
•Due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, we expect minimal income tax expense for the fiscal fourth quarter of 2024.
Liquidity outlook
•We expect capital expenditures and spending for software as a service assets to be between $4 million and $8 million for the fiscal fourth 2024. Approximately $1 million relates to spending for software as a service assets.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of September 29, 2024, we had $14.5 million in cash and cash equivalents and no debt outstanding. Under the Revolving Credit Facility, $2.7 million was utilized by outstanding standby letters of credit, leaving $252.3 million unused, of which $132.5 million is available for additional borrowing after considering our most restrictive covenant. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Revolving Credit Facility balances, and execute share repurchases. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates daily and weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support working capital needs in times of revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
We continue to make investments in online and mobile apps to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our technology from on-premise software platforms to cloud-based software solutions to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will grow as our business grows. We pay our premiums and deposit our collateral, if required, in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash, cash equivalents and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”) and are used to pay workers’ compensation claims as they are filed. See Note 7: Workers' Compensation Insurance and Reserves, and Note 4: Restricted Cash, Cash Equivalents and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash, cash equivalents and investments held in Trust.
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
Total collateral commitments decreased $23.5 million during the thirty-nine-week period ended September 29, 2024, primarily due to the use of collateral to satisfy workers’ compensation claims. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

Page - 28

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
A summary of our cash flows for each period are as follows:

	Thirty-nine weeks ended
(in thousands)	Sep 29, 2024	Sep 24, 2023
Net cash (used in) provided by operating activities	$(23,189)	$19,569
Net cash used in investing activities	(1,438)	(26,556)
Net cash used in financing activities	(24,765)	(37,329)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(638)	(757)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(50,030)	$(45,073)
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
Net cash provided by accounts receivable collections through deleveraging during the thirty-nine weeks ended September 29, 2024 was partially offset by an increase in days sales outstanding of approximately seven days for the fiscal third quarter of 2024 compared to the fiscal fourth quarter of 2023, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was primarily related to timing of payments to vendors as well as a decrease in certain accrued expenses that fluctuate with revenue. In addition, our workers’ compensation claims reserve for estimated claims decreases as contingent labor services decline, as was the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the thirty-nine weeks ended September 29, 2024 included continued investments to upgrade our PeopleReady technology platform. Our capital expenditures were partially offset by proceeds from the divestiture of PeopleReady Canada, net of transaction costs, as well as cash provided by maturities of restricted investments to pay workers’ compensation claims exceeding purchases of new restricted investments.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash used in financing activities during the thirty-nine weeks ended September 29, 2024 was primarily due to the repurchase of $21.3 million of our common stock in the open market. As of September 29, 2024, $33.5 million remains available for repurchase under existing authorizations, though we are limited to $25.0 million in aggregate share repurchases in any twelve-month period by our financial covenants.
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

Page - 29

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
Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and economic changes on each reporting unit. We estimate the fair value using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization.
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
Impairment test
During the fiscal second quarter of 2024, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty, and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of fiscal May 2024. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13.5% to 14.5%. The combined fair values for all reporting units were then reconciled to the aggregate market value of our shares of common stock on the date of valuation.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Based on the results of our interim impairment test, we concluded that the carrying amount of goodwill for the PeopleReady reporting unit exceeded the estimated fair value and we recorded a non-cash impairment charge of $59.1 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. As a result of this impairment charge, the total goodwill carrying value of $59.1 million for PeopleReady was fully impaired. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery. Based on our interim impairment test, we concluded the fair values of all other reporting units were substantially in excess of their carrying values, and the goodwill associated with those reporting units was not impaired.
Additionally, following performance of the interim impairment test, we did not identify any events or conditions that make it more likely than not an additional impairment may have occurred during the thirteen or thirty-nine weeks ended September 29, 2024.
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
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names/trademarks. If the carrying value exceeds the fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.
Impairment test
We performed an indefinite-lived intangible asset impairment test during our fiscal second quarter of 2024. As a result of this impairment test, we concluded that a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 29, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of September 29, 2024. As of our impairment testing date, the fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the impairment test, we did not identify any events or conditions that make it more likely than not a further impairment may have occurred during the thirteen or thirty-nine weeks ended September 29, 2024.

Page - 31

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
Based on our interim deferred tax asset realizability assessments, we determined that a valuation allowance was appropriate against our U.S. federal, state and certain foreign deferred tax assets as of September 29, 2024. See Note 11: Income Taxes, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for further details.
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
During the fiscal third quarter of 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 29, 2024.

Page - 32

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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 29, 2024.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
07/01/2024 through 07/28/2024	136,138	$10.54	134,877	$36.4 million
07/29/2024 through 08/25/2024	172,641	$8.81	170,506	$34.9 million
08/26/2024 through 09/29/2024	173,380	$7.80	172,699	$33.5 million
Total	482,159	$8.93	478,082
(1)Includes 4,077 shares we purchased in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 29, 2024, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal third quarter of 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Page - 34

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	11/4/2024
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	11/4/2024
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Jason M. Embick	11/4/2024
	Signature	Date
By:	Jason M. Embick, Chief Accounting Officer, Senior Vice President

Page - 36