Form 10-K
period 2024-12-29
TrueBlue, Inc.
filed 2025-02-19
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $0.3 billion.
As of February 12, 2025, there were 29,707,861 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled to be held May 14, 2025, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

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
BUSINESS OVERVIEW
In fiscal 2024, we connected approximately 336,000 people with work and served approximately 55,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleScout and PeopleManagement.
PeopleReady connected approximately 153,000 people with work and served approximately 54,000 clients in fiscal 2024. PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce, across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients.
Our PeopleReady brand connects our clients with individuals looking for on-demand, general temporary and temp-to-hire positions through our vast network of approximately 500 branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, and allows our branch resources to focus on sales, recruiting and service delivery efforts.
PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation positions through our PeopleReady Skilled Trades and RenewableWorks brands.

Page - 4

PeopleScout, a global leader in recruitment process outsourcing (“RPO”) services, connected approximately 143,000 people with work in fiscal 2024, primarily in the U.S., Canada, the United Kingdom and Australia. Our RPO solutions are generally multi-year in duration, highly scalable, and provide clients the support they need as their hiring volumes fluctuate. Our services are designed to lower client recruiting costs while improving the candidate experience by creating strategies that facilitate our clients’ talent acquisition, development and retention goals. To do so, we tailor our services to individual client needs by offering multiple solutions, including the following:
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
•Talent advisory solution: Provides employer branding, recruitment marketing, talent insights, candidate assessment services and talent acquisition strategy consulting.
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
PeopleManagement connected approximately 40,000 people with work in fiscal 2024.
Our OnSite business provides and manages contingent associates at clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded services throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. We offer hourly and productivity-based (cost-per-unit) pricing options for industrial staffing solutions. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type and degree of recruiting difficulty.
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
The human resource outsourcing industry, which includes our PeopleScout business, involves transitioning various functions handled by internal human resources and labor procurement departments to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, higher candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. The human resource outsourcing industry includes our RPO and MSP services, which allow clients to more effectively find and engage high-quality talent, leverage talent acquisition technology and scale their talent acquisition function to keep pace with changing business needs.
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
BUSINESS STRATEGY
Our fiscal 2025 business strategy is focused on accelerating business growth to capture market share, while enhancing our long-term profitability. Key elements of this strategy include advancement of our digital transformation, expansion in high-growth, less cyclical and under-penetrated end markets as well as high-value roles, and optimization of our business model to drive enhanced sales focus.
•Digital transformation: We continue to invest in technology to accelerate revenue growth, reduce the cost of delivering our services, and increase our ability to attract and retain clients, candidates and associates. Our technological innovations improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.
◦Our JobStack platform supplements our PeopleReady branch network by connecting our associates and clients through a real-time 24 hours a day, seven days a week digital exchange with an easy-to-use mobile app, allowing our branches to expand their recruiting and sales efforts. During 2024, we successfully launched a new, proprietary version of JobStack that provides a more customized experience for our clients and associates. We will continue to add features with a focus on enhancing the user experience and creating efficiencies, which will help drive growth and expand our reach.

Page - 6

◦Stafftrack®, a proprietary hiring and workforce management software, enables our Staff Management, SIMOS and RenewableWorks brands to recruit and connect the best candidates with on-site assignments. Stafftrack has robust, near real-time analytics that drive dynamic supply chain and workforce strategies, which allow clients faster, more precise hiring and help drive operational improvements and efficiencies. The Stafftrack associate mobile app provides associates the ability to search for a job, view schedules, add shifts, receive real-time notifications, and earn perks through our Stafftrack Rewards program, which incentivizes associates for good attendance and initiating referrals. We continue to expand functionality within Stafftrack to further enhance our client and associate experience.
◦Our Centerline mobile app provides our drivers with access to information on the go including schedules, pay information, job extension requests and access to our Respect the Drive driver engagement program, which tracks milestone accomplishments for hours worked. We continue to expand and build functionality within the mobile app to enhance the overall driver experience.
◦Our Affinix platform is utilized by our PeopleScout dedicated service delivery teams for sourcing, screening and delivering a permanent workforce to our clients. Affinix creates a consumer-like candidate experience and streamlines the sourcing process. Affinix delivers speed and scalability while leveraging recruitment marketing, machine learning, predictive analytics and other emerging technology to make the end-to-end process seamless for the candidate. We continue to invest in Affinix to further improve our ability to quickly and efficiently source the most attractive talent at the best price.
•Expansion: We continue to evaluate opportunities to expand our market presence in high-growth, less cyclical and under-penetrated end markets, as well as high-value roles.
◦Investments in skills development programs within our contingent staffing businesses will continue to enhance our strong position in attractive skilled trades areas, including energy and commercial driving. Also, we have opportunities to drive revenue expansion with our growing momentum in health care, including from our recent acquisition of Healthcare Staffing Professionals, Inc.
◦Within our human resource outsourcing business, we continue to leverage our strong brand reputation and innovative technology to expand into higher-skilled placements, including professional search. We are also focused on capturing growth opportunities in attractive end markets such as technology and professional services.
•Optimize our business model to enable greater focus on sales: We will continue to optimize our business model and leverage our technology investments to enable a renewed focus on sales growth, including cross-selling opportunities across our brands. For example, our new, proprietary version of JobStack is allowing us to realize operational efficiencies, offering our PeopleReady employees time to concentrate on growing sales. In addition, we are aligning our PeopleReady branches to newly established territories, each with dedicated sales resources to expand sales coverage and optimize our footprint.
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
Staffing companies compete both to recruit and retain a supply of associates, and to attract and retain clients who will utilize these associates. Client demand for contingent staffing services is heavily influenced by the overall strength of the economy and labor market, specific industry and sector performance, and workforce flexibility trends. This creates volatility for the staffing industry based on a range of overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry, whereas, during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events. Competitive forces in any economic environment have historically limited our ability to raise our prices to immediately and fully offset the increased costs of doing business, some of which include increased associate wages, workers’ compensation costs, unemployment insurance and health care.

Page - 7

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
During fiscal 2024, we served approximately 55,000 clients in industries including construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality and general labor. Our ten largest clients accounted for 22.4% of total revenue for fiscal 2024, 20.5% for fiscal 2023 and 19.2% for fiscal 2022. No single client represented more than 10.0% of total company revenue for fiscal 2024, 2023 or 2022.
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
Our employees
Our success as a company depends on our ability to attract, develop and retain talented employees. Our employees’ skills, experience and industry knowledge significantly benefit our operations and performance. As of December 29, 2024, we employed approximately 4,200 full-time equivalent (“FTE”) employees. We have approximately 3,100 FTE employees in North America, almost entirely in the U.S., 800 FTE employees in Asia Pacific, and 300 FTE employees in Europe. None of our permanent employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are in good standing, as evidenced by our periodic employee engagement survey results. The appropriate committees of the Board of Directors (“Board”) regularly receive reports directly from the Chief People Officer regarding the progress on our key human capital initiatives. These reports inform discussions regarding employee development, retention and engagement. Some of our key human capital management initiatives are discussed below.

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
In addition to our values, our Code of Conduct & Business Ethics (the “Code”) describes our expectations for each employee, from our commitment to treat each other kindly to our zero tolerance for fraud, bribery or corruption. It reflects who we are and how we work and is based on our core values and the law. The Code applies to officers and all other employees of TrueBlue and its affiliates worldwide, and is fully endorsed by the Board. We require all of our employees to complete our Code training, as well as courses about sexual harassment awareness and prevention and cybersecurity awareness.
Employee engagement
We place strong emphasis on employee engagement. As we have continued to maintain remote and hybrid work models, we have utilized live virtual and recorded video town hall meetings to ensure employees throughout the company remain engaged, connected to leadership, and focused on our values and business strategies. To assess and improve engagement, we utilize an independent third-party survey provider. These surveys include assessments and feedback on employee engagement and employee-management relations. The results of these surveys are reported and distributed throughout management and the Board. The survey results are used to create actionable plans to improve employee engagement and retention. Our April 2024 survey delivered an engagement score of 76, which exceeded the target benchmark score of 74 set by the survey provider.
Culture and belonging
We are dedicated to fostering a culture that supports our belief that human capital is our most valuable asset. We strive to create an environment that supports and values our people. Our ability to promote inclusivity and belonging for all employees helps to attract and retain excellent talent, boost innovation, foster collaboration, increase employee engagement, and ultimately improve business performance.
Our Employee Resource Groups (“ERGs”) are employee-led groups that create opportunities for employees to collaborate based on shared characteristics or life experiences. These ERGs seek to maximize employee engagement and contribute to our overall business objectives by offering varying perspectives, networking opportunities and increased awareness.
Our focus on culture and belonging creates an environment where every employee can experience merit-based career growth, receive the training and development they need to succeed, gain access to new opportunities, and be their authentic selves.

Page - 9

Developing our people
We utilize a performance management process that is focused on both performance and development of our employees in an effort to retain our talented employees. In fiscal 2024, we enhanced the process by creating a new leadership competency model, emphasizing that how we accomplish our work is just as important as the work we accomplish. Our leadership competency model outlines and defines expected behaviors for how we work and provides the foundation for successful performance and development. Our performance management process consists of four stages to guide our employees through goal setting, ongoing monitoring, and formal performance discussions, which directly impact the annual merit process. This standardized process also ensures that employees in comparable positions are similarly evaluated. Our performance management process is also designed for ongoing career growth, including succession planning. Employees are encouraged to create individual development plans, leveraging the behaviors defined in the leadership competency model, to identify both knowledge and behavior gaps, and set individual goals designed to enhance career progression. We aim to strengthen skills that transfer across roles, business segments and functions. To support overall employee growth, we provide access to a wide range of training and development programs to enable more effective onboarding, work performance, compliance and advancement of corporate initiatives. These training and development programs support our intent to foster a culture that enables all employees to realize their full professional potential and cultivates a qualified network of future leaders. During 2024, our employees completed nearly 9,000 trainings.
Health and wellness
We emphasize a commitment to health and wellness as a key component of our comprehensive total rewards approach to attract, motivate and retain top talent. We prioritize offering a range of health and wellness benefits, including wellness initiatives, retirement and financial resources, comprehensive health care coverage and resources to support work-life balance. These initiatives are designed to enhance employee well-being, boost productivity and align with our goal of fostering a thriving and engaged workforce to maintain a competitive edge in the industry.
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
Skill development
Associates come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. We act as a bridge to permanent, full-time employment for thousands of associates each year. Associates may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several months or years. We provide our associates meaningful work and the opportunity to improve their skills. Through our WorkUp program, we provide skills training and career development for associates. We are expanding the program into select markets where we operate. We have an approved apprenticeship program to support skills development and long-term employment in the renewable energy industry, and launched a commercial truck driver training scholarship for female truck drivers. We are considered the legal employer of our associates, and laws regulating the employment relationship are applicable to our operations. We believe we have an overall positive relationship with our associates.
Safety
We are committed to our associates’ safety. We have developed an integrated risk management program that focuses on loss analysis, education and safety improvement programs to reduce the risk of injury to our associates. We implemented an employee incentive compensation program tied to metrics that promote associate safety. We continuously track injuries to our associates at our client job sites across regions, industries and brands to identify trends that allow us to focus our safety resources on injury prevention efforts at higher-risk job sites. Costs associated with accidents are charged to each branch or location, providing additional incentive to promote safety. We distribute educational materials to our clients and provide safety training to all associates. We also perform client site visits to identify and address specific safety risks unique to an industry or job site.

Page - 10

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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. Our profitability is sensitive to decreases in demand. National and global economic activity is slowed by many factors, including rising interest rates, recessionary periods, inflation, declining consumer confidence, political and legislative changes, international conflict or instability, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to the coronavirus pandemic (“COVID-19”) and the resulting supply chain disruptions in the manufacturing and renewable energy sectors we serve. Global pandemics may impact our financial condition or results of operations and could have a material impact on the businesses or productivity of our clients, employees, associates and other partners.
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
It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles and the project-based nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which have caused and may continue to cause clients to reduce or defer projects for which they utilize our services. The negative impact to our business can occur before, during or after a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably manage our business in light of opportunities and risks we face.
Advances in technology may disrupt the labor and recruiting markets and weaken the demand for our services. Failure to constantly improve our technology to meet the expectations of clients, associates, candidates and employees could have a negative impact on our financial position and results of operations.
The increased use of internet-based and mobile technology is attracting additional online, app-based companies and other non-traditional competitors and resources to our industry. Our associates, candidates and clients increasingly demand technological innovation to improve access to and delivery of our services. Our clients increasingly rely on automation, artificial intelligence (“AI”), machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our staffing and recruiting services and impact our operations.
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

Page - 12

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
We actively manage the safety of our associates through our safety programs and actively control costs with our network of workers’ compensation related service providers. These activities have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in recent years. The benefit of these adjustments is likely to decline and there can be no assurance that we will be able to continue to reduce accident rates and control costs to produce these results in the future.
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
We experience a degree of revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there may be clients that exceed 10% of revenue within some of our reportable segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition, and results of operations. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition, and results of operations. Reduced demand for our services from larger clients or certain industries, or supply interruptions for manufacturing, have had, and could continue to have, a material adverse effect on our business, financial condition, and results of operations. Client concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.

Page - 13

Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which if not managed effectively could have an adverse outcome on our business and results of operations.
We have significantly changed our operating structure and internal processes in recent periods, such as our continued development of technology to leverage our operational effectiveness, and we will continue making similar changes to improve our operational effectiveness. These efforts could strain our systems, management, administrative, operations and financial infrastructure. We believe these efforts are important to our long-term success. Managing and implementing these changes throughout the company will continue to require the further attention of our management team and refinements to our operational, financial and management controls, reporting systems and procedures. These activities will require ongoing expenditures and allocation of valuable management and employee resources. If we fail to manage these changes effectively, our costs and expenses may increase more than we expect and our business, financial condition, and results of operations may be harmed.
New business initiatives may cause us to incur additional expenditures and could have an adverse effect on our business.
We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners, or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives in new end markets or new geographies, including initiatives outside of our core business offerings, could involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we have made significant investments to advance our technology, and we cannot be sure that those initiatives will be successful, will not interrupt our operations, or that we will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
Damage to our brands and reputation could have an adverse effect on our business.
Our ability to attract and retain clients, associates, candidates and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or prospective clients, associates, candidates and employees. Negative perceptions or publicity regarding our employees, business practices, vendors, clients, or business partners may adversely affect our brand and reputation. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation, including reputational effects of negative social media use by our clients, employees, candidates, or associates. If any factor, including unethical behavior, illegal conduct, poor performance or negative publicity, whether or not true, hurts our reputation, we may experience reduced demand for our services, which could harm our business.
We may not achieve the intended effects of our business strategy which could negatively impact our results.
Our business strategy is focused on driving growth in our business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results, may be distracting to management or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, or if these strategies fail to address the changing demands of the market, we may not achieve our goal of revenue and profit growth, which could negatively impact financial results.
Acquisitions may have an adverse effect on our business.
We may make additional acquisitions as part of our business strategy. However, this strategy may be impeded and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth. Despite diligence and integration planning, acquisitions may also present challenges in bringing together different work cultures and personnel. Difficulties in integrating our acquisitions, including attracting and retaining talent to grow and manage these acquired businesses, may adversely affect our results of operations.

Page - 14

Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and charges related to integration costs. Additional indebtedness could also impact financial covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for an acquisition, which could result in dilution to our shareholders. Any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.
As a result of past acquisitions, we have maintained goodwill and intangible assets on our balance sheet that may decrease our earnings or increase our losses if we recognize an impairment.
All of our acquisitions have involved purchase prices in excess of tangible net asset values, resulting in the creation of goodwill and other intangible assets. Future acquisitions may result in the addition of goodwill and intangible assets to our balance sheet. Future events or changes in circumstances may require us to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired goodwill and intangible assets has occurred, which would negatively impact our financial results. The potential loss of key executives, employees, clients, suppliers, vendors, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or businesses we acquire. These events could cause material harm to our business, operating results or financial condition.
Outsourcing certain aspects of our business could result in disruption and increased costs.
We have outsourced certain aspects of our business to third-party vendors. These relationships subject us to significant risks including disruptions in our business and increased costs. For example, we license software from third parties, much of which is central to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated, or if any of these parties were to cease doing business or supporting the applications we currently utilize, our business could be disrupted and we may be forced to spend significant time and money to replace the licensed software. In addition, we have engaged third parties to host and manage certain aspects of our data center, information and technology infrastructure, mobile apps, and electronic pay solutions, to provide certain back-office support activities, and to support business process outsourcing for our clients. We are subject to the risks associated with the vendors’ inability to provide these services in a manner that meets our needs and the risks associated with changing vendors or insourcing these aspects of our business. If the cost of these services is more than expected, if the vendors suddenly cease providing their services, if we or the vendors fail to adequately protect our data and information is lost or compromised, or if our ability to deliver our services is interrupted, then our business and results of operations may be negatively impacted.
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

Page - 15

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
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility. We must have sufficient sources of liquidity to meet our working capital requirements, fund any increases to our workers’ compensation collateral requirements, service our outstanding indebtedness, and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
If our debt level significantly increases in the future, it could have significant consequences for the operation of our business including requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations. It could also limit our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; our ability to take advantage of significant business opportunities, such as acquisitions; our ability to react to changes in market or industry conditions; and put us at a disadvantage compared to competitors with less debt.
We may not be able to align our cost structure with our current revenue level, which in turn may require additional financing in the future that may not be available or may be available only on unfavorable terms.
Our efforts to align our cost structure with the current state of the staffing and recruitment markets may not be successful. When revenue is negatively impacted by weakening client demand, we have and may again find it necessary to take cost cutting measures to minimize the impact on our profitability, such as the workforce reductions we experienced in fiscal 2024. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.
We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes, a multitude of state and local taxes in the United States (“U.S.”), and taxes in foreign jurisdictions. Changes in the mix of our taxable income by jurisdiction, or an increase in the rate of those taxes, could have a material impact on our financial condition or results of operations. Changes in interpretation of existing laws and regulations by a taxing authority could result in penalties and increased costs in the future. Taxing authorities may challenge our methodologies for valuing intercompany arrangements or may change their laws, which could increase our worldwide effective tax rate and harm our financial position and results of operation.
We face continued uncertainty surrounding ongoing hiring tax credits we utilize, and for the business tax incentives related to measures taken to soften the impact of COVID-19. Also, in the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation with tax authorities could materially harm our business.
The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as “Pillar Two” or “the minimum tax directive.” Many aspects of the minimum tax directive will be effective beginning in fiscal years 2025 and 2026. While it is uncertain whether the U.S. will enact legislation responding to Pillar Two, certain countries in which we operate have or are in the process of adopting minimum tax legislation. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as additional guidance is released. It is possible that these legislative changes could have an adverse impact on our effective tax rates or operations.

Page - 16

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
Failure to protect our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights or contractual rights of others.
We have invested in developing specialized technology and intellectual property, proprietary systems, processes and methodologies that we believe provide us a competitive advantage in serving clients. We cannot guarantee that trade secret, trademark, patent, and copyright law protections are adequate to deter misappropriation of our intellectual property, which is an important part of our business. We may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights or contractual rights of third parties, and we may have infringement claims, contractual claims, or intellectual property claims asserted against us or our clients. These claims may harm our reputation, result in financial liability or prevent us from offering some services or products to clients.
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

Page - 17

RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and foreign government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace, contingent staffing, the employer-employee relationship, immigration laws, procedures, and enforcement practices, or judicial or administrative proceedings related to such regulation, could materially harm our business. From time to time, the contingent staffing industry, in which we operate, has come under criticism from organizations and regulatory agencies which maintain that employment protections, such as wages and benefits, are subverted when clients use our services. For example, some states have addressed these concerns by making it more challenging for clients to use our services, or adding additional administrative burden to our industry. Our business is dependent on contingent staffing arrangements continuing to be a viable source of flexible labor for our clients and flexible employment opportunities for our associates. If additional jurisdictions adopt regulations to our industry due to pressure from organized labor, political groups, or regulatory agencies, it could have a material adverse impact on our business, results of operations and financial conditions.
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
We compete to meet our clients’ needs for workforce solutions; therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, position requirements, location, the associated wages and other benefits. Many of these factors are outside of our control, including the reputational effects of unfavorable comments on social media outlets about our business or a work site. When unemployment in the U.S. is low, it is challenging to find sufficient eligible associates and candidates to meet our clients’ orders. Generous unemployment benefits, stimulus payments and other direct payments to individuals, negatively impacted our ability to recruit qualified associates and candidates. A return to similar benefits in the future could further negatively impact our ability to recruit qualified associates and candidates. Significant changes in immigration policy and regulations could increase the demand for workers legally authorized to work in the U.S. who would otherwise be our associates or candidates, and reduce the supply of associates and candidates available to fulfill client orders, which could have a negative impact on our business operations.
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
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized companies offering contingent staffing as well as business process outsourcing. New entrants to the market include online and app-based staffing providers. Our competitors offer a variety of flexible workforce solutions. Our clients in the past have decided, and we face the risk that our current or prospective clients may in the future decide, to insource the services we provide. The increased availability and maturation of AI tools may enable clients to use advanced automation capabilities in lieu of our services. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.

Page - 18

Our business is subject to evolving regulations and stakeholders’ expectations, including environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.
Institutional, individual and other investors, proxy advisor services, regulatory authorities, clients, employees and other stakeholders are increasingly focused on the ESG practices of companies, including sustainability, diversity, equity, inclusion and belonging, human capital management, data privacy and security, supply chains (including human rights issues) and climate change, among other topics. These requirements, expectations, and/or frameworks, which can include assessments and ratings published by third-party firms, are not synchronized and vary by stakeholder, industry, and geography. Our reputation could be affected by our position, or silence, regarding one or more of these ESG initiatives.
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
RISKS RELATED TO CYBERSECURITY, DATA PRIVACY AND USE OF TECHNOLOGY
Cybersecurity vulnerabilities and other incidents could lead to the improper disclosure of information about our clients, candidates, associates and employees, which could materially harm our business.
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
Our systems and networks, and those of our vendors and clients, are vulnerable to computer viruses, malware, ransomware, hackers and other malicious activity, including physical and electronic break-ins, disruptions from unauthorized access and tampering, social engineering attacks, impersonation of authorized users and coordinated denial-of-services attacks. Our systems and networks are also vulnerable to unintentional events such as fires, storms, floods, power loss, computer and network failures, and human error. Even with increased security training, an increasingly remote workforce and flexible workplace practices may increase these risks, for example with the use of home networks that may lack encryption or secure password protection.
A material incident involving system failure, data loss or security breach could harm our reputation, disrupt our operations and the services we provide to clients, and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data. We may also incur additional expenses, including the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or ransomware payments.
We and our vendors have experienced cybersecurity incidents and attacks that have not had a material impact on our business or results of operations; however, there is no assurance that the impacts of any future incidents or attacks will not be material. Additionally, the techniques used to obtain unauthorized access to our and our vendors’ systems and networks change frequently and continue to increase in frequency and sophistication, and cyberattacks may not be immediately detected. Therefore, we may face difficulties anticipating these incidents and implementing adequate measures to prevent security breaches.
Our associates and employees may have access or exposure to confidential information about candidates, associates, employees and clients. The security controls over sensitive or confidential information and other practices we, our clients, and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information, including through failure of employees or associates to properly comply with such controls or practices. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs. Additionally, perceptions that we or our vendors do not adequately protect the privacy of information could harm our relationship with clients and employees.

Page - 19

Data security, data privacy, and data protection laws and other technology regulations increase our costs.
Laws and regulations related to privacy and data protection are evolving and generally becoming more stringent and complex. We may fail to implement practices and procedures that comply with increasing foreign and domestic privacy regulations. Several additional U.S. states and foreign countries where we operate have issued cybersecurity and data security regulations that outline a variety of required security measures for protection of data. These regulations are designed to protect client, candidate, associate, and employee data and require that we meet stringent requirements regarding the handling of personal data, including the use, protection and transfer of personal data. As these laws continue to change, we may be required to make changes to our services, solutions or products to meet the new legal requirements. Changes in these laws may increase our costs to comply as well as our potential costs through higher potential penalties for non-compliance. Failure to protect or implement adequate controls to secure the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.
Failure of our information technology systems could adversely affect our operating results.
The efficient operation of our business applications and services we provide is dependent on reliable technology. We rely on our information technology systems to monitor and control our operations, adjust to changing market conditions, implement strategic initiatives and provide services to clients. We rely heavily on proprietary and third-party information technology systems, mobile device technology, data centers, cloud-based environments and other technology. We take various precautions and have enhanced controls around these systems, but information technology systems are susceptible to damage, disruptions, shutdowns, power outages, hardware failures, computer viruses, malicious attacks, telecommunication failures, user errors, catastrophic events or failures during the process of upgrading or replacing software, vendors, or databases. The failure of technology and our applications and services, and our information systems to perform as anticipated, could disrupt our business and result in decreased revenue and increased overhead costs, causing our business and results of operations to suffer materially.
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
Our development and use of AI technology involves risks and uncertainties that could expose us to legal, reputational and financial harm.
We currently use and may, in the future, further rely on AI, which introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and emerging technology risks. We use both internally developed AI, as well as various products into which our vendors have incorporated AI. The development, adoption, and use of AI are still in their early stages and ineffective, insufficient, or inadequate development or deployment practices by us or third-party vendors could result in harm to our business, financial condition and results of operations. For example, algorithms and models utilized by generative AI that we use may have limitations, including bias, errors, and the inability to handle certain data sets.
While we have established a framework governing the Company’s use and development of AI, including policies and procedures, and we safeguard sensitive information, we cannot ensure that our employees and associates will adhere to those policies and procedures. Failure to address these risks adequately may negatively impact our operations, reputation and financial performance.
Additionally, there is uncertainty in the rapidly developing legal and regulatory regime relating to AI, particularly in the employment context, that may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time.

Page - 20

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
We depend on the efforts of our executive officers and certain key personnel. Our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage during a transition. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition. We have recently experienced a CEO and CFO transition in addition to other executive team leadership changes, and could have additional executive leadership changes as part of our overall succession plans. Such leadership transitions can be inherently difficult to manage, and an inadequate transition could cause disruption to our business, including our relationships with our clients and employees and fluctuations in the price of our stock.
We may be subject to actions of activist shareholders, which could disrupt our business and impact the trading value of our securities.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders or others who disagree with the composition of the Board, our strategy or the way the Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors and clients, and cause our stock price to experience periods of volatility or stagnation.
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

Page - 21

The price of our common stock may fluctuate significantly, which may result in losses for investors.
The market price for our common stock has been and may be subject to significant volatility. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, changes in general economic conditions, including social unrest; announcement of new services or acquisitions by us or our competitors; changes in financial estimates or other statements by securities analysts; changes in industry trends or conditions; regulatory developments; and any major change in our Board, leadership team or management. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of listed companies. These broad market and industry factors may impact the price of our common stock, regardless of our operating performance.
Natural disasters and unusual weather conditions, pandemic outbreaks, terrorist acts, global political events and other serious catastrophic events could disrupt business and otherwise materially adversely affect our business and financial condition.
With operations in every state and multiple foreign countries, we are subject to numerous risks outside of our control, including risks arising from natural disasters, such as fires, earthquakes, hurricanes, floods, tornadoes, unusual weather conditions, other impacts of climate change, pandemic outbreaks and other global health emergencies, unplanned utility outages, terrorist acts or disruptive global political events including war, or similar disruptions that could materially adversely affect our business and financial performance. Uncharacteristic or significant weather conditions may increase in frequency or severity due to climate change, which may increase our expenses, exacerbate other risks to the Company, and affect travel and the ability of businesses to remain open, which could lead to a decreased ability to offer our services and materially adversely affect our results of operations.

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
We use a risk-based approach that is aligned with the National Institute of Standards and Technology. We maintain policies and standards that provide the framework for assessing risk. We conduct an annual information security focused risk assessment, which leverages the process and control areas provided by the International Organization for Standardization (“ISO”) 27001. In 2024, we recertified our ISO 27001 Information Security Management certification to the new 2022 standard. In addition, we assess our cybersecurity threat risks by conducting periodic internal and external risk assessments and annual external penetration testing, as well as maintaining an active vulnerability management program to assess threats at the network, systems and application levels.

Page - 22

Ongoing activities
To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents, we undertake the following activities:
•Perform an annual review of all of our policies related to cybersecurity;
•Collaborate with the legal department for awareness of emerging data protection laws and implement changes to our policies to remain compliant;
•Run tabletop exercises with the cybersecurity incident response team, including executive team members, to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•Conduct monthly phishing email simulations and quarterly security awareness trainings for all employees to enhance awareness and responsiveness to such possible threats;
•Require all employees to review and acknowledge the company’s information security policies upon hiring and annually thereafter;
•Send periodic company-wide communications to raise employee awareness of social engineering and other forms of attack and how to guard against those;
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

Page - 23

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
Our Innovation and Technology (“I&T”) Committee of the Board is responsible for the oversight of risks from cybersecurity threats. All of our Board members are members of the I&T Committee. At least quarterly, management provides the I&T Committee with updates regarding our cybersecurity risks, threats, and efforts focused on mitigating those risks. These updates are provided by our Chief Digital Officer (“CDO”) and our CISO, and include recent developments in cybersecurity, the company’s actual experience with cybersecurity incidents, and the systems and processes in place to defend against cyberattacks. Should a material or potentially material cybersecurity incident occur, the Board will immediately be notified of such event by the company’s CEO. Our CDO and CISO frequently communicate with affected business and finance leaders regarding any cybersecurity related event.
Our cybersecurity risk management and strategy processes are led by our CDO and our CISO. Such individuals have collectively over 25 years of prior work experience in various roles involving managing information security; developing cybersecurity strategy; and implementing effective information and cybersecurity programs, including governance, risk and compliance oversight for regulatory and contractual compliance. Such individuals are required by their job description to possess several relevant degrees and certifications, including the Information Systems Audit and Control Association (“ISACA”) Certified Information Security Manager and the International Information System Security Certification Consortium (“ISC2”) Certified Information Systems Security Professional certifications. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.

Item 2.	PROPERTIES
We lease building space for all our PeopleReady branches, except for two that we own in Florida. In addition, we lease domestic and international office space to support our operations and centralized support functions. Under the majority of our branch leases, we have the right to terminate the lease with 90 days’ notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We continue to utilize a remote or hybrid work model for our headquarters and U.S.-based support employees, while utilizing our support center facilities when necessary or beneficial. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. The Tacoma headquarters is currently being marketed for sale. See Note 5: Supplemental Balance Sheet Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K for additional information. While management believes all our facilities are currently suitable for their intended use, we continually evaluate our business and facilities and may decide to expand or dispose of facilities in the future.

Item 3.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 24

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 232 shareholders of record as of February 12, 2025. This number does not include shareholders for whom shares were held in “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if dividends were paid, they would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 29, 2024.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
09/30/2024 through 10/27/2024	896	$7.71	—	$33.5 million
10/28/2024 through 11/24/2024	231	$7.60	—	$33.5 million
11/25/2024 through 12/29/2024	—	$—	—	$33.5 million
Total	1,127	$7.69	—
(1)    During the thirteen weeks ended December 29, 2024, we purchased 1,127 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)    Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)    On January 31, 2022, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of December 29, 2024, $33.5 million remains available for repurchase under the existing authorization.

Page - 25

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 29, 2019 through December 29, 2024, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 29, 2019, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN (1)

Total return analysis	2019	2020	2021	2022	2023	2024
TrueBlue, Inc.	$100	$81	$117	$81	$65	$33
S&P SmallCap 600 Index	$100	$112	$140	$119	$138	$151
S&P 1500 Human Resources and Employment Services Index	$100	$103	$151	$115	$122	$146
(1)    Graphic prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

Page - 26

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
Fiscal 2024 highlights
Our 2024 and 2022 fiscal years contained 52 weeks, while our 2023 fiscal year contained 53 weeks, with the 53rd week falling in the fiscal fourth quarter.
Total company revenue declined 17.8% to $1.6 billion for the fiscal year ended December 29, 2024, compared to the prior year. Demand for temporary labor and permanent hiring continues to be suppressed, as clients remained hesitant to make staffing decisions due to uncertainty around future workforce needs and utilized their existing workforce to reduce operating costs. The additional week in fiscal 2023 contributed $20.3 million in revenue.
Total company gross profit as a percentage of revenue for the fiscal year ended December 29, 2024 contracted 60 basis points to 25.9%, compared to the prior year. Changes in revenue mix towards our lower margin staffing businesses and pricing pressures were partially offset by lower workers’ compensation costs and recognition of certain COVID-19 government subsidies.
Total company selling, general and administrative (“SG&A”) expense decreased 16.9% to $410.9 million for the fiscal year ended December 29, 2024, compared to the prior year. SG&A expense decreased as a result of continued operational cost management actions in response to the decline in demand for our services, and simplification of our organizational structure in line with our strategic plan. The additional week in fiscal 2023 contributed $6.6 million of expense.
We recorded a goodwill and intangible asset impairment charge of $59.7 million during the fiscal year ended December 29, 2024, primarily related to our PeopleReady reporting unit. This significant non-cash impairment charge, combined with U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2024, resulted in our conclusion to record a valuation allowance against our U.S. federal, state, and certain foreign deferred tax assets, which increased our income tax expense by $63.7 million.
The items described above contributed to our net loss of $125.7 million for the fiscal year ended December 29, 2024, compared to net loss of $14.2 million in the prior year.
As of December 29, 2024, we had cash and cash equivalents of $22.5 million and $118.5 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $141.1 million. As of December 29, 2024, $7.6 million was drawn on the Revolving Credit Facility as a Swingline loan.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

(in thousands, except percentages and per share data)	2024	% of revenue	2023	% of revenue
Revenue from services	$1,567,393		$1,906,243

Gross profit	406,393	25.9%	506,059	26.5%
Selling, general and administrative expense	410,870	26.2	494,603	25.9
Depreciation and amortization	28,624	1.8	25,821	1.4
Goodwill and intangible asset impairment charge	59,674	3.8	9,485	0.5
Income (loss) from operations	(92,775)	(5.9)%	(23,850)	(1.3)%
Interest and other income (expense), net	4,251		3,205
Income (loss) before tax expense (benefit)	(88,524)		(20,645)
Income tax expense (benefit)	37,224		(6,472)
Net income (loss)	$(125,748)	(8.0)%	$(14,173)	(0.7)%

Net income (loss) per diluted share	$(4.17)		$(0.45)
Revenue from services

(in thousands, except percentages)	2024	Growth %	Segment % of total	2023	Segment % of total
Revenue from services:
PeopleReady	$868,549	(20.8)%	55.4%	$1,096,318	57.5%
PeopleScout	156,643	(31.7)%	10.0	229,334	12.0
PeopleManagement	542,201	(6.6)%	34.6	580,591	30.5
Total company	$1,567,393	(17.8)%	100.0%	$1,906,243	100.0%
Total company revenue declined 17.8% to $1.6 billion for the fiscal year ended December 29, 2024, compared to the prior year. Demand for temporary labor and permanent hiring continues to be suppressed, as clients remained hesitant to make staffing decisions due to uncertainty around future workforce needs and utilized their existing workforce to reduce operating costs. The additional week in fiscal 2023 contributed $20.3 million in revenue.
PeopleReady
PeopleReady revenue declined 20.8% to $0.9 billion for the fiscal year ended December 29, 2024, compared to the prior year. Revenue declined as a result of continued labor market uncertainty, leading our clients to reduce their dependence on contingent labor to supplement their core workforce. The decline in demand has impacted clients across most industries and geographies. The additional week in fiscal 2023 contributed $11.9 million in revenue.
PeopleScout
PeopleScout revenue declined 31.7% to $156.6 million for the fiscal year ended December 29, 2024, compared to the prior year. Revenue declined as clients are experiencing less employee turnover, and labor market conditions are leading to uncertainty around future workforce needs. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. Revenue was also negatively impacted by the loss of a large hospitality client during the year, due to their decision to insource hiring for high-volume roles. The additional week in fiscal 2023 contributed $0.8 million in revenue. Despite the challenging market dynamics, new business wins during fiscal 2024 outperformed fiscal 2023, which we expect to contribute to future revenue growth.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue declined 6.6% to $542.2 million for the fiscal year ended December 29, 2024, compared to the prior year. Revenue declined as clients in our on-site businesses continued to be hesitant to make significant changes to their workforce strategies after taking steps to reduce their dependence on variable labor, primarily within the retail industry. These declines were partially offset by growth within our commercial driving business. The additional week in fiscal 2023 contributed $7.6 million in revenue. Despite the challenging market dynamics, new business wins during fiscal 2024 outperformed fiscal 2023, which we expect to contribute to future revenue growth.
Gross profit

(in thousands, except percentages)	2024	2023
Gross profit	$406,393	$506,059
Percentage of revenue	25.9%	26.5%
Gross profit as a percentage of revenue contracted 60 basis points to 25.9% for the fiscal year ended December 29, 2024, compared to 26.5% for the prior year. Changes in revenue mix resulted in a contraction of 90 basis points, driven in part by revenue shifts toward our lower margin staffing businesses. Our staffing businesses contributed an additional 10 basis points of contraction as a result of pricing pressure typical of a low demand environment. These contractions were partially offset by 20 basis points of expansion from lower workers’ compensation costs driven by favorable development of prior year reserves, as well as 20 basis points of expansion from recognition of certain COVID-19 government subsidies in the current year.
Selling, general and administrative expense

(in thousands, except percentages)	2024	2023
Selling, general and administrative expense	$410,870	$494,603
Percentage of revenue	26.2%	25.9%
Total company SG&A expense decreased by $83.7 million or 16.9% for the fiscal year ended December 29, 2024, compared to the prior year. We have continued to execute operational cost management actions in response to the decline in demand for our services, and simplify our organizational structure in line with our strategic plan. SG&A expense in the current year included a benefit, net of related fees, of $6.8 million for recognition of certain COVID-19 government subsidies, offset by $6.4 million of accelerated third-party licensing fees associated with the previous version of our JobStack app. SG&A expense in the prior year included $5.8 million of accelerated compensation costs related to transitions in our executive leadership, as well as an additional week which added $6.6 million of expense.
Depreciation and amortization

(in thousands, except percentages)	2024	2023
Depreciation and amortization (exclusive of depreciation included in cost of services)	$28,624	$25,821
Percentage of revenue	1.8%	1.4%
Depreciation and amortization increased due to assets placed into service at the end of fiscal 2023, primarily related to PeopleReady technology.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill and intangible asset impairment charge
A summary of the goodwill and intangible asset impairment charges for the fiscal year ended December 29, 2024, by reportable segment, is as follows:

(in thousands)	PeopleReady	PeopleScout	PeopleManagement	Total company
Goodwill	$59,074	$—	$—	$59,074
Trade names/trademark	—	—	600	600
Total	$59,074	$—	$600	$59,674
Goodwill
We performed an interim impairment test as of the last day of fiscal May 2024 following the determination by management that a triggering event had occurred. As a result of this impairment test, we concluded that the carrying amount of our PeopleReady reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $59.1 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. As a result of this impairment charge, the goodwill carrying value of $59.1 million for PeopleReady was fully impaired. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery. No further impairment charges were recognized during the fiscal year ended December 29, 2024. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details.
Indefinite-lived intangible assets
We performed an impairment test during our fiscal second quarter of 2024. As a result of this impairment test, we concluded that a trade name/trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. No further impairment charges were recognized during the fiscal year ended December 29, 2024. The remaining balance for this trade name/trademark was $2.7 million as of December 29, 2024.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in our pre-tax and taxable income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
The items creating differences between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2024	%	2023	%
Income tax expense (benefit) based on statutory rate	$(18,590)	21.0%	$(4,335)	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	591	(0.7)	(1,384)	6.7
Hiring tax credits, net	(4,123)	4.7	(4,997)	24.2
Valuation allowance	56,792	(64.1)	—	—
Uncertain tax positions	(99)	0.1	(206)	1.0
Non-deductible goodwill impairment charge	—	—	2,287	(11.1)
Non-deductible and non-taxable items	664	(0.8)	1,178	(5.7)
Foreign taxes	446	(0.5)	587	(2.9)
Other, net	1,543	(1.7)	398	(1.9)
Total income tax expense (benefit)	$37,224	(42.0)%	$(6,472)	31.3%
Significant fluctuations in our effective tax rate for the fiscal year ended December 29, 2024 were primarily due to changes in the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, as well as tax benefits from hiring credits. Based on our deferred tax asset realizability assessments performed during the fiscal year ended December 29, 2024, we recorded additional valuation allowances against U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2024, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the fiscal year ended December 29, 2024.
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
See Note 1: Summary of Significant Accounting Policies and Note 13: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate segment performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing. See Note 15: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, including a reconciliation of segment profit to income (loss) before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

(in thousands, except percentages)	2024	% of revenue	2023	% of revenue
Revenue from services	$868,549		$1,096,318
Cost of services	614,860	70.8%	772,058	70.4%
Selling, general and administrative expense	247,906	28.5%	297,654	27.2%
Segment profit	$5,783	0.7%	$26,606	2.4%
PeopleReady segment profit declined $20.8 million and declined as a percentage of revenue for the fiscal year ended December 29, 2024, compared to the prior year. The decline in segment profit was driven by the decline in revenue, as well as the increase in cost of services as a percentage of revenue from pricing pressures typical of a low demand environment, partially offset by lower workers’ compensation costs. While SG&A expense declined overall due to operational cost management actions and simplification of our organizational structure, it increased slightly as a percentage of revenue due to the relatively high ratio of fixed to variable costs.
PeopleScout segment performance was as follows:

(in thousands, except percentages)	2024	% of revenue	2023	% of revenue
Revenue from services	$156,643		$229,334
Cost of services	91,484	58.4%	137,551	60.0%
Selling, general and administrative expense	53,007	33.8%	64,861	28.3%
Segment profit	$12,152	7.8%	$26,922	11.7%
PeopleScout segment profit declined $14.8 million and declined as a percentage of revenue for the fiscal year ended December 29, 2024, compared to the prior year. The decline in segment profit was driven by the decline in revenue, partially offset by a decrease in cost of services as a percentage of revenue due to swift cost actions in response to lower revenue levels. While SG&A expense declined overall due to operational cost management actions and simplification of our organizational structure, it increased as a percentage of revenue due to the relatively high ratio of fixed to variable costs.
PeopleManagement segment performance was as follows:

(in thousands, except percentages)	2024	% of revenue	2023	% of revenue
Revenue from services	$542,201		$580,591
Cost of services	456,096	84.1%	488,692	84.2%
Selling, general and administrative expense	70,986	13.1%	84,936	14.6%
Segment profit	$15,119	2.8%	$6,963	1.2%
PeopleManagement segment profit grew $8.2 million and grew as a percentage of revenue for the fiscal year ended December 29, 2024, compared to the prior year. This growth was primarily due to the decrease in SG&A expense, which was the result of disciplined cost management actions to simplify and streamline our organizational structure to improve efficiency.

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

FISCAL 2023 AS COMPARED TO FISCAL 2022
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for discussion of fiscal 2023 compared to fiscal 2022.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•For the fiscal first quarter of 2025, we expect revenue to decline between 13% and 7% as compared to the same period in the prior year. The decline assumes current market conditions continue, and includes approximately 1% headwind due to the sale of Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) in early 2024, partially offset by approximately 3% inorganic growth from the acquisition of Healthcare Staffing Professionals, Inc. (“HSP”) in late January 2025.
•For the fiscal first quarter of 2025 we anticipate gross profit as a percentage of revenue to decline between 70 and 30 basis points as compared to the same period in the prior year, primarily due to continued changes in business mix.
•For the fiscal first quarter of 2025, we anticipate SG&A expense to be between $93 million and $97 million, representing improvement compared to the same period in the prior year, and the result of our ongoing cost management efforts.
•For the fiscal first quarter of 2025 we expect basic weighted average shares outstanding to be approximately 30 million. This expectation does not include the impact of potential share repurchases.
•For fiscal 2025, we expect income tax expense between $2 million and $6 million, which is lower than historical levels due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
Liquidity outlook
•For fiscal 2025, capital expenditures and spending for software as a service assets are expected to be between $19 million and $23 million, with approximately $3 million of this amount relating to spending for software as a service assets.
•To help fund the acquisition of HSP in late January, we borrowed $35.0 million under the Revolving Credit Facility as a Term Secured Overnight Financing Rate (“SOFR’) loan.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of December 29, 2024, we had $22.5 million in cash and cash equivalents and $7.6 million debt outstanding as a Swingline loan under the Revolving Credit Facility. An additional $2.7 million of the Revolving Credit Facility was utilized by outstanding standby letters of credit, leaving $244.7 million unused, of which $118.5 million is available for additional borrowing after considering our most restrictive covenant. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Revolving Credit Facility balances, and execute share repurchases. We may also need cash to fund future acquisitions. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates daily and weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support working capital needs in times of revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
We continue to make investments in online and mobile apps to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our technology from on-premise software platforms to cloud-based software solutions, to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will grow as our business grows. We pay our premiums and deposit our collateral, if required, in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit, and surety bonds. Restricted cash, cash equivalents and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”) and are used to pay workers’ compensation claims as they are filed. See Note 7: Workers' Compensation Insurance and Reserves, and Note 4: Restricted Cash, Cash Equivalents and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our workers’ compensation program as well as the restricted cash, cash equivalents and investments held in Trust.
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
Total collateral commitments decreased $24.5 million during the fiscal year ended December 29, 2024 primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation costs by focusing on improving our associate safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods, as well as lowering our required collateral levels. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers’ compensation liabilities going forward.

Page - 34

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
A summary of our cash flows for each period are as follows:

	Fiscal year ended
(in thousands)	Dec 29, 2024	Dec 31, 2023
Net cash (used in) provided by operating activities	$(17,058)	$34,754
Net cash used in investing activities	(2,453)	(32,322)
Net cash used in financing activities	(17,087)	(37,583)
Change in cash, cash equivalents and restricted cash and cash equivalents reclassified to assets held-for-sale	—	(300)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(1,608)	(874)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(38,206)	$(36,325)
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
Net cash provided by accounts receivable collections through deleveraging during the fiscal year ended December 29, 2024 was partially offset by an increase in days sales outstanding of approximately three days compared to 2023, primarily due to a shift in business mix towards clients with longer payment terms. Net cash used for payments on accounts payable and other accrued expenses was primarily related to timing of payments to vendors as well as a decrease in certain accrued expenses that fluctuate with revenue. Net cash used for payments on accrued wages and benefits was primarily due to the release of certain COVID-19 government subsidy reserves.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, and purchases, sales and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Capital expenditures for the fiscal year ended December 29, 2024 included continued investments to upgrade our PeopleReady technology platform. Our capital expenditures were partially offset by cash provided by maturities of restricted investments to pay workers’ compensation claims exceeding purchases of new restricted investments.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, and the net change in our Revolving Credit Facility.
Net cash used in financing activities during the fiscal year ended December 29, 2024 was primarily due to use of $21.3 million to repurchase our common stock in the open market. As of December 29, 2024, $33.5 million remains available for repurchase under existing authorization, though we are limited to $25.0 million in aggregate share repurchases in any twelve-month period by our financial covenants. Common stock repurchases were partially offset by a net increase in debt outstanding under our Revolving Credit Facility.
FISCAL 2023 AS COMPARED TO FISCAL 2022
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for discussion of fiscal 2023 compared to fiscal 2022.

Page - 35

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
There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix, which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs, and lost-time wage costs. For fiscal 2024 claims, a 5% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $2 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs and our focus on resolving open claims in a timely manner. In the event that we are not able to further reduce our accident rates or resolve open claims in a timely manner, the positive impacts to our reserve balance will diminish.
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

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

Accounts receivable allowance for credit losses
Accounts receivable are recorded at the invoiced amount. We establish an estimate for the allowance for credit losses resulting from the failure of our clients to make required payments by applying an aging schedule to pools of assets with similar risk characteristics. Based on an analysis of the risk characteristics of our clients and associated receivables, we have concluded our pools are as follows:
•PeopleReady has a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable.
•Centerline Drivers (“Centerline”) has a mix of client sizes, many with low dollar weekly invoices, but other clients that are invoiced on a consolidated basis, resulting in a high concentration of revenue related to its top 10 clients. Payment terms are slightly longer than PeopleReady.
•PeopleScout has a smaller number of clients, and generally sends monthly invoices on a consolidated basis for a client. Invoice amounts are generally higher for PeopleScout than our other businesses, with longer payment terms than PeopleReady and Centerline.
•Staff Management | SMX and SIMOS Insourcing Solutions have a smaller number of clients, and follow a contractual billing schedule. These clients have longer payment terms than our other businesses.
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
Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments for contingent or deferred consideration are classified within cash flows from investing activities for the purchase price fair value of the contingent consideration while amounts paid in excess are classified within cash flows from operating activities on the Consolidated Statements of Cash Flows. Alternatively, our acquisitions may include contingent payments to employees that are selling shareholders, which are separate from the business combination and are accounted for as compensation expense.

Page - 37

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our reporting units with remaining goodwill as of the first day of our fiscal second quarter of 2024 were PeopleReady, Centerline, PeopleScout RPO and PeopleScout MSP.
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
Impairment test
During the fiscal second quarter of 2024, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty, and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of fiscal May 2024. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 13.5% to 14.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the forecasted future operating results of the reporting units. The primary market multiples considered for the market approach are revenue and earnings before interest, taxes, depreciation, and amortization. In our most recent impairment test, the market multiples were based on earnings before interest, taxes, depreciation, and amortization for Centerline and PeopleScout RPO, while market multiples based on revenue were used for PeopleReady. The income and market approaches for each reporting unit were equally weighted in our most recent annual impairment test, except for PeopleScout MSP which relied only on the income approach. The combined fair values for all reporting units were then reconciled to the aggregate market value of our shares of common stock on the date of valuation.

Page - 38

MANAGEMENT’S DISCUSSION AND ANALYSIS

Based on the results of our interim impairment test, we concluded that the carrying amount of goodwill for the PeopleReady reporting unit exceeded the estimated fair value and we recorded a non-cash impairment charge of $59.1 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. As a result of this impairment charge, the total goodwill carrying value of $59.1 million for PeopleReady was fully impaired. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery. Based on our interim impairment test, we concluded the fair value of all other reporting units were substantially in excess of their carrying value, and the goodwill associated with those reporting units was not impaired.
Additionally, following performance of the interim impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 29, 2024. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2024 and 2023 goodwill impairment. There were no goodwill impairment charges recorded during fiscal 2022.
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
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trade names/trademarks. If the carrying value exceeds the fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including forecasted future revenue, royalty rates and appropriate discount rates.
Impairment test
We performed an indefinite-lived intangible asset impairment test during our fiscal second quarter of 2024. As a result of this impairment test, we concluded that a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of December 29, 2024. As of our impairment testing date, the fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 29, 2024. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2024 and 2023 indefinite-lived intangible asset impairment. There were no indefinite-lived intangible asset impairment charges recorded during fiscal 2022.

Page - 39

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
No impairment charges were recorded during fiscal 2024, 2023 or 2022.
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
Income taxes and related valuation allowances
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted, and results of recent operations. A significant piece of objective negative evidence is the existence of a three-year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on our deferred tax asset realizability assessments during the year ended December 29, 2024, we determined that a valuation allowance was appropriate against our U.S. federal, state and certain foreign deferred tax assets that we expect will not be utilized within the permitted carryforward periods. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2024, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the fiscal year ended December 29, 2024. See Note 13: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our current valuation allowance.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Page - 40

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments.
Interest rate risks
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our revolving credit facility. The interest on our revolving credit agreement is based on the Secured Overnight Financing Rate (“SOFR”), for a one-, three- or six-month term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Alternatively, at our option, we may pay interest based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.0%, the prime rate (as announced by Bank of America) or the federal funds rate plus 0.50%. The applicable spread is determined by our consolidated leverage ratio, as defined in the Revolving Credit Facility.
Trust assets
Restricted cash, cash equivalents and investments consist principally of collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of the workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment grade securities, primarily in municipal debt securities, corporate debt securities and agency mortgage-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”). The individual investments within the Trust are subject to credit risk due to possible rating changes, default or impairment. We monitor the portfolio to ensure this risk does not exceed prudent levels. We consistently apply and adhere to our investment policy of holding high-quality, diversified securities. We have the positive intent and ability to hold these investments until maturity and accordingly have classified them as held-to-maturity. For additional information, see Note 4: Restricted Cash, Cash Equivalents and Investments, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Workers’ Compensation Claims Reserves - Refer to Notes 1 and 7 to the Financial Statements
Critical Audit Matter Description
The Company bears the financial responsibility for a significant portion of expected losses under its workers’ compensation program and records reserves for workers’ compensation claims based on estimates of the future cost of claims and related expenses, which are discounted to their estimated net present value. The determination of the workers’ compensation reserve requires significant estimates and assumptions related to the future cost of claims and related expenses for claims that have been reported but not settled, as well as those that have been incurred but not reported. The workers’ compensation reserve, net of discount, was $139.8 million as of December 29, 2024.
Given the fact that changes in actuarial assumptions could have a significant impact on the reserve, auditing management judgments regarding the workers’ compensation reserve, including estimates of the future cost of claims and related expenses, involved a high degree of auditor judgment, including the need to involve our actuarial specialists.

Page - 42

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
◦Assessing whether changes in the business or environment, including regulatory or legislative developments, impacts of safety initiatives, type and location of work performed, and positive or adverse development of claims, were appropriately considered; and
◦Comparing management’s prior-year assumptions of expected future cost of claims and related expenses to actuals incurred during the current year to identify potential bias in the determination of the workers’ compensation reserve.
•With the assistance of our actuarial specialists, we developed independent estimates of the workers’ compensation reserve and compared our estimates to the Company’s recorded workers’ compensation reserve.
Goodwill - PeopleReady Reporting Unit - Refer to Notes 1, 3, and 6 to the Financial Statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment on an annual basis or whenever events or circumstances make it more likely than not that an impairment may have occurred. Management performed an interim quantitative impairment test as of the last day of fiscal May 2024 as management determined that a triggering event had occurred due to a decline in demand for the Company’s services, prolonged economic uncertainty, and a further decrease in the Company’s stock price. As a result of the interim impairment test as of the last day of fiscal May 2024, a goodwill impairment charge of $59.0 million was recorded related to the PeopleReady reporting unit (“PeopleReady”), representing the remaining goodwill balance for PeopleReady.
The Company’s quantitative evaluation of goodwill for impairment involved the comparison of the fair value of each reporting unit to its carrying value. The fair value of PeopleReady was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology based on discounted cash flows of PeopleReady, which required management to make significant judgments related to the estimation of future revenue and profitability, and determination of the risk-adjusted weighted average cost of capital (“discount rate”). The market approach developed a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the estimated future revenue of PeopleReady. The market approach requires management to make significant assumptions related to forecasted revenue and the selected revenue multiples for PeopleReady.
We identified goodwill for PeopleReady as a critical audit matter because of the significant judgments and assumptions made by management to estimate the fair value of PeopleReady and the sensitivity of PeopleReady’s business to changes in demand. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenue and profitability and the selection of the discount rate and revenue multiples.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue and profitability, and the selection of the discount rate and revenue multiples to estimate the fair value of PeopleReady included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of PeopleReady, such as controls related to management’s forecasts of future revenues and profitability and selection of the discount rate and revenue multiples.
•We evaluated management’s ability to accurately forecast future revenues and profitability by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and profitability forecasts by comparing the forecasts to:

Page - 43

◦Historical revenues and profitability.
◦Internal communications to management and the Board of Directors.
◦Industry reports containing analyses of expected trends and the competitive environment in the industry in which PeopleReady operates.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) selected discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management, and (3) selected revenue multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to similar publicly traded companies.
/s/ Deloitte & Touche, LLP
Seattle, Washington
February 19, 2025
We have served as the Company’s auditor since 2009.

Page - 44

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share count data)	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$22,536	$61,885
Accounts receivable, net of allowance of $1,009 and $2,005, respectively	214,704	252,538
Prepaid expenses and other current assets	31,786	28,894
Income tax receivable	8,067	11,676
Total current assets	277,093	354,993
Property and equipment, net	89,602	104,906
Restricted cash, cash equivalents and investments	179,916	192,985
Deferred income taxes, net	886	35,465
Goodwill	24,543	84,114
Intangible assets, net	5,863	10,525
Operating lease right-of-use assets, net	47,334	49,819
Workers’ compensation claims receivable, net	38,343	53,841
Other assets, net	11,796	12,735
Total assets	$675,376	$899,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$45,599	$56,401
Accrued wages and benefits	61,380	80,120
Income tax payable	315	439
Current portion of workers’ compensation claims reserve	34,729	44,866
Current operating lease liabilities	11,127	11,902
Other current liabilities	6,975	10,371
Total current liabilities	160,125	204,099
Workers’ compensation claims reserve, less current portion	105,063	151,649
Long-term debt	7,600	—
Long-term deferred compensation liabilities	38,109	35,205
Long-term operating lease liabilities	47,805	49,434
Other long-term liabilities	1,315	1,123
Total liabilities	360,017	441,510

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,588,363 and 31,245,732 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(22,193)	(20,712)
Retained earnings	337,551	478,584
Total shareholders’ equity	315,359	457,873
Total liabilities and shareholders’ equity	$675,376	$899,383
See accompanying notes to consolidated financial statements

Page - 45

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)	2024	2023	2022
Revenue from services	$1,567,393	$1,906,243	$2,254,184
Cost of services	1,161,000	1,400,184	1,652,040
Gross profit	406,393	506,059	602,144
Selling, general and administrative expense	410,870	494,603	500,686
Depreciation and amortization (exclusive of depreciation included in cost of services)	28,624	25,821	29,273
Goodwill and intangible asset impairment charge	59,674	9,485	—
Income (loss) from operations	(92,775)	(23,850)	72,185
Interest and other income (expense), net	4,251	3,205	1,231
Income (loss) before tax expense (benefit)	(88,524)	(20,645)	73,416
Income tax expense (benefit)	37,224	(6,472)	11,143
Net income (loss)	$(125,748)	$(14,173)	$62,273

Net income (loss) per common share:
Basic	$(4.17)	$(0.45)	$1.89
Diluted	$(4.17)	$(0.45)	$1.86

Weighted average shares outstanding:
Basic	30,177	31,317	32,889
Diluted	30,177	31,317	33,447

Other comprehensive income (loss):
Foreign currency translation adjustment	$(1,481)	$(694)	$(4,271)
Total other comprehensive income (loss), net of tax	(1,481)	(694)	(4,271)
Comprehensive income (loss)	$(127,229)	$(14,867)	$58,002
See accompanying notes to consolidated financial statements

Page - 46

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 26, 2021	34,861	$1	$508,813	$(15,747)	$493,067
Net income	—	—	62,273	—	62,273
Foreign currency translation adjustment	—	—	—	(4,271)	(4,271)
Purchases and retirement of common stock	(2,234)	—	(60,939)	—	(60,939)
Issuances under equity plans, including tax benefits	103	—	(3,502)	—	(3,502)
Stock-based compensation	—	—	9,687	—	9,687
Balances, December 25, 2022	32,730	1	516,332	(20,018)	496,315
Net loss	—	—	(14,173)	—	(14,173)
Foreign currency translation adjustment	—	—	—	(694)	(694)
Purchases and retirement of common stock	(1,877)	—	(34,178)	—	(34,178)
Issuances under equity plans, including tax benefits	393	—	(3,304)	—	(3,304)
Stock-based compensation	—	—	13,907	—	13,907
Balances, December 31, 2023	31,246	1	478,584	(20,712)	457,873
Net loss	—	—	(125,748)	—	(125,748)
Foreign currency translation adjustment	—	—	—	(1,481)	(1,481)
Purchases and retirement of common stock	(1,967)	—	(21,293)	—	(21,293)
Issuances under equity plans, including tax benefits	309	—	(1,583)	—	(1,583)
Stock-based compensation	—	—	7,591	—	7,591
Balances, December 29, 2024	29,588	$1	$337,551	$(22,193)	$315,359
See accompanying notes to consolidated financial statements

Page - 47

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(125,748)	$(14,173)	$62,273
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	29,561	25,821	29,273
Goodwill and intangible asset impairment charge	59,674	9,485	—
Provision for credit losses	2,321	4,972	4,462
Stock-based compensation	7,591	13,907	9,687
Deferred income taxes	34,060	(9,902)	3,933
Non-cash lease expense	12,402	12,591	12,920
Other operating activities	(5,137)	(3,831)	7,862
Changes in operating assets and liabilities
Accounts receivable	35,731	56,761	34,765
Income taxes receivable and payable	3,196	(1,317)	(2,665)
Operating lease right-of-use asset	—	—	118
Other assets	22,766	31,366	(16,142)
Accounts payable and other accrued expenses	(8,908)	(19,210)	(1,501)
Other accrued wages and benefits	(19,147)	(12,113)	(7,938)
Workers’ compensation claims reserve	(56,723)	(54,495)	(5,184)
Operating lease liabilities	(12,324)	(12,796)	(13,052)
Other liabilities	3,627	7,688	1,692
Net cash (used in) provided by operating activities	(17,058)	34,754	120,503
Cash flows from investing activities:
Capital expenditures	(24,151)	(31,276)	(30,626)
Divestiture of business	3,099	—	—
Payments for company-owned life insurance	(4,000)	(2,347)	—
Proceeds from company-owned life insurance	—	1,662	—
Purchases of restricted held-to-maturity investments	(11,242)	(34,110)	(18,031)
Maturities of restricted held-to-maturity investments	33,841	33,749	27,712
Net cash used in investing activities	(2,453)	(32,322)	(20,945)
Cash flows from financing activities:
Purchases and retirement of common stock	(21,293)	(34,178)	(60,939)
Net proceeds from employee stock purchase plans	738	856	980
Common stock repurchases for taxes upon vesting of restricted stock	(2,325)	(4,161)	(4,480)
Net change in revolving credit facility	7,600	—	—
Other	(1,807)	(100)	(253)
Net cash used in financing activities	(17,087)	(37,583)	(64,692)
Change in cash, cash equivalents and restricted cash and cash equivalents reclassified to assets held-for-sale	—	(300)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(1,608)	(874)	(2,420)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(38,206)	(36,325)	32,446
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	99,306	135,631	103,185
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$61,100	$99,306	$135,631
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,044	$1,031	$1,123
Income taxes, net of refunds	$211	$5,171	$9,980
Operating lease liabilities	$15,268	$15,799	$15,964
Non-cash transactions:
Property and equipment purchased but not yet paid	$1,422	$3,404	$4,502
Divestiture non-cash consideration	$400	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,977	$12,526	$9,637
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
Fiscal period end
The financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter consists of 14 weeks, while in fiscal years consisting of 52 weeks, all quarters consist of 13 weeks. Our 2023 fiscal year contained 53 weeks, with the 53rd week falling in the fiscal fourth quarter, while our 2024 and 2022 fiscal years contained 52 weeks.
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

Page - 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent staffing
We recognize revenue for our PeopleReady and PeopleManagement contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to collect in exchange for our services, which is generally calculated as hours worked or number of units multiplied by the agreed-upon bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We incur immaterial costs to obtain our contingent staffing contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense these costs as incurred. Also, we incur immaterial costs to fulfill some contingent staffing contracts, which are expensed as incurred.
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
Cost of services
Cost of services refers to costs directly associated with the earning of revenue and primarily includes wages, payroll taxes, benefits, and workers’ compensation expenses for our associates and employees involved with the delivery of our services. Cost of services also includes depreciation related to certain assets directly associated with earning revenue. These costs differ fundamentally from selling, general and administrative ("SG&A") expenses in that they arise specifically from the action of providing services to clients, whereas SG&A costs are incurred regardless of whether or not we provide service to our clients.
Advertising costs
Advertising costs consist primarily of print, digital and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in SG&A were $6.1 million, $9.2 million and $12.5 million in fiscal 2024, 2023 and 2022, respectively.
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
•PeopleReady has a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable.
•Centerline Drivers (“Centerline”) has a mix of client sizes, many with low dollar weekly invoices, but other clients that are invoiced on a consolidated basis, resulting in a high concentration of revenue related to its top 10 clients. Payment terms are slightly longer than PeopleReady.
•PeopleScout has a smaller number of clients, and generally sends monthly invoices on a consolidated basis for a client. Invoice amounts are generally higher for PeopleScout than our other businesses, with longer payment terms than PeopleReady and Centerline.
•Staff Management | SMX and SIMOS Insourcing Solutions have a smaller number of clients, and follow a contractual billing schedule. These clients have longer payment terms than our other businesses.
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
Restricted cash, cash equivalents and investments
Cash and investments pledged as collateral and restricted for use in workers’ compensation insurance programs are included as restricted cash, cash equivalents and investments on our Consolidated Balance Sheets. Our investments consist of highly rated investment grade debt securities, which at the time of purchase, were rated A1/P1 or higher for short-term securities and A or higher for long-term securities, by nationally recognized rating organizations. We have the positive intent and ability to hold our restricted investments until maturity in accordance with our investment policy and, accordingly, all of our restricted investments are classified as held-to-maturity. In the event that an investment is downgraded below our investment policy criteria, it may be replaced with a new security.
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

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying value of our cash and cash equivalents and restricted cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. We hold money market funds to support our workers’ compensation program, which are carried at fair value based on quoted market prices in active markets for identical assets. There are inherent limitations when estimating the fair value of financial instruments, and the fair values reported are not necessarily indicative of the amounts that would be realized in current market transactions.
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
Leasehold improvements are depreciated over the shorter of the related non-cancelable lease term or their estimated useful lives. Non-capital expenditures associated with opening new locations are expensed as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss, net of proceeds, is reflected on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.
Costs associated with the acquisition or development of software for internal use, including internal and external labor costs, are capitalized and depreciated over the expected useful life of the software, from three to eight years. Capitalization of costs begins when the preliminary project stage is complete, when management authorizes and commits to funding the project, and it is probable the project will be completed for the intended use. Capitalization of costs ends when the project is substantially complete and ready for its intended use. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.
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

Page - 52

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our operating segments to be our reporting units for goodwill impairment testing. Our reporting units with remaining goodwill as of the first day of our fiscal second quarter of 2024 were PeopleReady, Centerline, PeopleScout RPO and PeopleScout MSP.
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

Page - 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Other long-lived assets include property and equipment, lease right-of-use assets, finite-lived intangible assets and capitalized implementation costs for cloud computing arrangements that are service contracts. Other than $0.5 million of lease right-of-use asset impairment charges recorded, there were no material other long-lived asset impairment charges recorded during the fiscal year ended December 29, 2024.
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

Page - 54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted, and results of recent operations. A significant piece of objective negative evidence is the existence of a three-year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
The current portion of the deferred compensation liability is included in accrued wages and benefits on our Consolidated Balance Sheets. The total deferred compensation liability is funded through company-owned life insurance policies recorded in restricted cash, cash equivalents and investments on our Consolidated Balance Sheets. The carrying value of company-owned life insurance policies is based on the cash surrender value of the policies, which approximates fair value. Changes in the cash surrender value, premiums incurred, and proceeds received relating to the company-owned life insurance policies are recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Stock-based compensation
Compensation expense for restricted stock awards and restricted stock units is based on the grant-date fair value of our stock and is generally recognized on a straight-line basis over the vesting period.
Compensation expense for performance share units which are contingent upon achievement of a non-market-based performance condition is based on the grant-date fair value of our stock, and expense is recognized on a straight-line basis over the performance period adjusted for the ultimate number of shares expected to be issued as of the end of each reporting period.
Compensation expense for performance share units which are contingent upon achievement of a market-based performance condition is based on the grant-date fair value utilizing a Monte Carlo simulation, and is generally recognized on a straight-line basis over the performance period.
Compensation expense for all stock-based awards is adjusted for forfeitures as they occur.
Compensation expense for our employee stock purchase plan (“ESPP”) is based on the estimated fair value on the date of grant, using the Black-Scholes valuation model, and is recognized on a straight-line basis over the offering period, which is over a calendar month.

Page - 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segments
Our operating segments are based on the organizational structure for which financial results are regularly reviewed by our chief operating decision-maker (“CODM”), our Chief Executive Officer, to determine resource allocation and assess performance. We evaluate performance based on segment revenue and segment profit. Segment revenue is net of intercompany eliminations. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing.
Our CODM uses both segment revenue and segment profit during the annual budget and quarterly forecasting processes. On a monthly basis, our CODM reviews segment revenue and segment profit results compared to the prior forecast in order to make decisions about allocation of operating capital resources to each segment. Segment profit is also used to determine the compensation of certain employees.

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During fiscal 2024, management determined the reasonable assurance criteria was met for certain payroll tax credits for which recognition was previously deferred. As a result, $2.9 million and $7.6 million was recognized within cost of services and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. This also resulted in a reversal of previously accrued interest related to these benefits of $1.1 million, offset by recognition of related professional fees of $0.8 million, which were recorded within interest and other income (expense), net and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024
Based on the reasonable assurance criteria, we deferred recognition of certain benefits of $15.7 million and $27.6 million as of December 29, 2024 and December 31, 2023, respectively until recognition becomes probable, which are included in accrued wages and benefits on our Consolidated Balance Sheets.
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
Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments for contingent or deferred consideration not made soon after the acquisition date are classified within cash flows from financing activities for the purchase price fair value of the contingent consideration, while amounts paid in excess are classified within cash flows from operating activities on the Consolidated Statements of Cash Flows. Alternatively, our acquisitions may include contingent payments to employees that are selling shareholders, which would be considered a transaction separate from the business combination, and therefore are accounted for as compensation expense.
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

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently adopted accounting pronouncements
Segment disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an interim and annual basis, primarily regarding significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023 (fiscal 2024 for TrueBlue), and interim periods beginning after December 15, 2024 (Q1 2025 for TrueBlue). Retrospective application is required for all periods presented. We adopted this guidance for fiscal 2024, with retrospective application for fiscal 2023 and 2022. The adoption of the new standard did not have a material impact on our financial statements. Refer to Note 15: Segment Information for revised segment disclosures.
Recently issued accounting pronouncements not yet adopted
Disaggregation of income statement expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosure about selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 (2027 for TrueBlue) and interim periods beginning after December 15, 2027 (Q1 2028 for TrueBlue). We are currently evaluating the impact of this ASU on our required disclosures.
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
NOTE 2:    DIVESTITURE
Effective February 26, 2024, we entered into a share purchase agreement (the “Agreement”) to sell Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) to Vertical Staffing Resources (“Vertical”) for a sale price of $4.3 million, plus contingent consideration of up to $2.5 million based on the achievement of the results of the business as specified in the Agreement. We received cash proceeds of $3.1 million, net of $0.8 million of transaction costs and $0.4 million held in escrow until expiration of the indemnification period.
We recognized a pre-tax gain on the divestiture of $0.7 million, which is included in interest and other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The operating results for PeopleReady Canada were reported in the PeopleReady reportable segment through the closing date, including $2.6 million in revenue for the fiscal year ended December 29, 2024. The divestiture of PeopleReady Canada did not represent a strategic shift with a major effect on the company's operations and financial results and, therefore was not reported as a discontinued operation, nor was it an individually significant component of the company.

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	December 29, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$22,536	$22,536	$—	$—
Restricted cash and cash equivalents	38,564	38,564	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$61,100	$61,100	$—	$—

Municipal debt securities	$22,355	$—	$22,355	$—
Corporate debt securities	63,512	—	63,512	—
Agency mortgage-backed securities	11,754	—	11,754	—
U.S. government and agency securities	971	—	971	—
Restricted investments classified as held-to-maturity (2)	$98,592	$—	$98,592	$—

	December 31, 2023
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$61,885	$61,885	$—	$—
Restricted cash and cash equivalents	37,421	37,421	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$99,306	$99,306	$—	$—

Municipal debt securities	$31,804	$—	$31,804	$—
Corporate debt securities	74,912	—	74,912	—
Agency mortgage-backed securities	13,235	—	13,235	—
U.S. government and agency securities	962	—	962	—
Restricted investments classified as held-to-maturity (2)	$120,913	$—	$120,913	$—
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
For our 2024 interim goodwill impairment test as of the last day of fiscal May 2024, the fair value of each reporting unit was estimated using a weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $59.1 million associated with the PeopleReady reporting unit was impaired, and an impairment charge of $59.1 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024.
For our 2024 indefinite-lived intangible asset impairment test performed during the fiscal second quarter of 2024, the fair values of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.3 million was written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024.

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our 2023 annual goodwill impairment test performed as of the first day of our fiscal second quarter of 2023, the fair value of each reporting unit was estimated using a weighting of the income and market approaches, except for PeopleScout MSP, which relied only on the income approach. The various inputs to these fair value models are considered Level 3. As a result of the test, goodwill with a carrying value of $9.7 million associated with the PeopleScout MSP reporting unit was impaired, and an impairment charge of $8.9 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023.
For our 2023 annual indefinite-lived intangible asset impairment test performed as of the first day of our fiscal second quarter of 2023, the fair value of our trade names/trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, one of our trade names/trademarks with a carrying value of $3.9 million was written down to its fair value, and an impairment charge of $0.6 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023.
There were no goodwill or intangible asset impairment charges recorded during fiscal 2022. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	December 29, 2024	December 31, 2023
Cash collateral held by insurance carriers	$22,387	$23,598
Cash and cash equivalents held in Trust	15,406	12,703
Investments held in Trust	99,506	122,659
Company-owned life insurance policies	41,846	32,905
Other restricted cash and cash equivalents	771	1,120
Total restricted cash, cash equivalents and investments	$179,916	$192,985
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 29, 2024 and December 31, 2023, were as follows:

	December 29, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$22,490	$—	$(135)	$22,355
Corporate debt securities	64,313	144	(945)	63,512
Agency mortgage-backed securities	11,703	68	(17)	11,754
U.S. government and agency securities	1,000	—	(29)	971
Total held-to-maturity investments	$99,506	$212	$(1,126)	$98,592

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$32,042	$4	$(242)	$31,804
Corporate debt securities	76,578	333	(1,999)	74,912
Agency mortgage-backed securities	13,039	196	—	13,235
U.S. government and agency securities	1,000	—	(38)	962
Total held-to-maturity investments	$122,659	$533	$(2,279)	$120,913
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 29, 2024
(in thousands)	Amortized cost	Fair value
Due in one year or less	$29,039	$28,757
Due after one year through five years	58,533	57,906
Due after five years through ten years	6,224	6,185
Due after ten years	5,710	5,744
Total held-to-maturity investments	$99,506	$98,592
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. The unrealized gains and losses related to investments still held at December 29, 2024, December 31, 2023 and December 25, 2022, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

(in thousands)	2024	2023	2022
Unrealized gains (losses)	$4,940	$4,383	$(5,841)
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses

(in thousands)	2024	2023	2022
Beginning balance	$2,005	$3,212	$6,687
Current period provision	2,321	4,972	4,462
Write-offs	(3,314)	(6,184)	(7,917)
Foreign currency translation	(3)	5	(20)
Ending balance	$1,009	$2,005	$3,212
Prepaid expenses and other current assets

(in thousands)	December 29, 2024	December 31, 2023
Prepaid software agreements	$8,501	$8,435
Other prepaid expenses	6,329	9,355
Assets held-for-sale	11,759	4,845
Other current assets	5,197	6,259
Prepaid expenses and other current assets	$31,786	$28,894

Page - 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other current liabilities

(in thousands)	December 29, 2024	December 31, 2023
Contract liabilities	$1,723	$1,844
Liabilities held-for-sale	—	1,998
Other current liabilities	5,252	6,529
Other current liabilities	$6,975	$10,371
Assets and liabilities held-for-sale
During the fiscal year ended December 29, 2024, following an evaluation of our office space and business requirements, all criteria for classifying our Tacoma headquarters office building as held-for-sale were met, and we ceased recording depreciation expense. Completion of the sale of the building is expected within a year from December 29, 2024. The estimated fair value of the disposal group, less estimated costs to sell, exceeds its carrying value of $11.8 million, and therefore no impairment charge was recorded during the fiscal year ended December 29, 2024.
Assets and liabilities held-for-sale as of December 31, 2023 represented the amounts included as part of the disposal group related to the eventual divestiture of PeopleReady Canada, which was finalized during the fiscal first quarter of 2024. Refer to Note 2: Divestiture for additional details.
Property and equipment

(in thousands)	December 29, 2024	December 31, 2023
Buildings and land	$23,537	$46,818
Software	220,095	201,235
Computers, furniture and equipment	37,885	38,706
Construction in progress	838	2,670
Gross property and equipment	282,355	289,429
Less accumulated depreciation	(192,753)	(184,523)
Property and equipment, net	$89,602	$104,906
Capitalized software costs, net of accumulated depreciation, were $76.3 million and $73.3 million as of December 29, 2024 and December 31, 2023, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.
Depreciation expense for property and equipment, inclusive of depreciation included in cost of services, totaled $25.5 million, $20.6 million and $23.5 million for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively. For the fiscal year ended December 29, 2024, depreciation expense of $0.9 million was included in cost of services.

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleScout	PeopleManagement	Total company
Balance at	December 25, 2022
Goodwill before impairment		$106,304	$141,956	$81,092	$329,352
Accumulated impairment charge		(46,210)	(109,757)	(79,601)	(235,568)
Goodwill		60,094	32,199	1,491	93,784

Goodwill reclassified as held-for-sale (1)		(1,020)	—	—	(1,020)
Impairment charge		—	(8,885)	—	(8,885)
Foreign currency translation		—	235	—	235

Balance at	December 31, 2023
Goodwill before impairment		105,284	142,191	81,092	328,567
Accumulated impairment charge		(46,210)	(118,642)	(79,601)	(244,453)
Goodwill		59,074	23,549	1,491	84,114

Impairment charge		(59,074)	—	—	(59,074)
Foreign currency translation		—	(497)	—	(497)

Balance at	December 29, 2024
Goodwill before impairment		105,284	141,694	81,092	328,070
Accumulated impairment charge		(105,284)	(118,642)	(79,601)	(303,527)
Goodwill		$—	$23,052	$1,491	$24,543
(1) Goodwill was allocated based on the relative fair value of PeopleReady Canada to the total PeopleReady reporting unit prior to being reclassified as held-for-sale. Refer to Note 2: Divestiture for additional details.
2024 impairments
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

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 13.5% to 14.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the forecasted future operating results of the reporting units. The primary market multiples considered for the market approach are revenue and earnings before interest, taxes, depreciation, and amortization. In our most recent impairment test, the market multiples were based on earnings before interest, taxes, depreciation, and amortization for Centerline and PeopleScout RPO, while market multiples based on revenue were used for PeopleReady. The income and market approaches for each reporting unit were equally weighted in our most recent annual impairment test, except for PeopleScout MSP which relied only on the income approach.
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
As a result of our May 2024 interim impairment test, we concluded that the carrying amount of the PeopleReady reporting unit exceeded its fair value. Thus, we recorded a non-cash goodwill impairment charge of $59.1 million, representing the remaining goodwill balance for PeopleReady, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The goodwill impairment was primarily driven by recent performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery.
Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment charges were recognized during the fiscal year ended December 29, 2024.
2023 impairments
Annual impairment test
As a result of our 2023 annual impairment test, we concluded that the carrying amount of the PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the 2023 declining trends would continue into future periods. These projections were updated based on our then-current outlook and recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. The weighted average cost of capital used in the 2023 annual impairment test ranged from 13.0% to 13.5%. The remaining goodwill balance for the PeopleScout MSP reporting unit was $0.8 million as of December 31, 2023.
There were no goodwill impairment charges recorded during fiscal 2022.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 29, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$2,637	$(2,448)	$189	$94,270	$(90,149)	$4,121
Trade names/trademarks	1,632	(758)	874	1,653	(649)	1,004
Total finite-lived intangible assets	$4,269	$(3,206)	$1,063	$95,923	$(90,798)	$5,125
(1)Excludes assets that are fully amortized.
Amortization expense of our finite-lived intangible assets was $4.1 million, $5.2 million and $5.7 million for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 29, 2024:

(in thousands)
2025	$305
2026	117
2027	117
2028	117
2029	117
Thereafter	290
Total future amortization	$1,063
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets may have occurred for the fiscal year ended December 29, 2024.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.8 million and $5.4 million as of December 29, 2024 and December 31, 2023, respectively, related to businesses within our PeopleScout and PeopleManagement segments.
2024 impairments
During the fiscal second quarter of 2024, we concluded that the carrying amount of a trade name/trademark related to the PeopleManagement segment exceeded its estimated fair value and recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The charge was primarily driven by recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $2.7 million as of December 29, 2024. As of our fiscal second quarter impairment test, the fair value of the trade name/trademark related to the PeopleScout segment was substantially in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the annual impairment test, we did not identify any additional events or conditions that make it more likely than not that an additional impairment may have occurred. Accordingly, no further impairment charges were recognized during the fiscal year ended December 29, 2024.

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 impairments
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
There were no intangible asset impairment charges recorded during fiscal 2022.
NOTE 7:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 5 years as of December 29, 2024. The weighted average discount rate was 2.7% and 2.4% at December 29, 2024 and December 31, 2023, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 29, 2024	December 31, 2023
Undiscounted workers’ compensation reserve (1)	$152,803	$214,611
Less discount on workers’ compensation reserve	13,011	18,096
Workers’ compensation reserve, net of discount	139,792	196,515
Less current portion	34,729	44,866
Long-term portion	$105,063	$151,649
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”) of $24.7 million and $33.2 million for fiscal years ended December 29, 2024 and December 31, 2023, respectively.
Payments made against self-insured claims were $42.1 million, $45.0 million and $39.4 million for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The claim payments are made and the corresponding reimbursements from our insurance carriers are received over an estimated weighted average period of approximately 18 years. The rates used to discount excess claims incurred during the fiscal years ended December 29, 2024 and December 31, 2023 were 4.4% and 4.1%, respectively. The discounted workers’ compensation reserve for excess claims were $38.6 million and $54.9 million, as of December 29, 2024 and December 31, 2023, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $38.3 million and $53.8 million as of December 29, 2024 and December 31, 2023, respectively.

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 29, 2024:

(in thousands)
2025	$34,729
2026	18,116
2027	10,315
2028	6,492
2029	4,683
Thereafter	26,853
Sub-total	101,188
Excess claims (1)	38,604
Total	$139,792
(1)Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $7.4 million, $20.1 million and $29.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively.
NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. As of December 29, 2024, $7.6 million was drawn on the Revolving Credit Facility as a Swingline loan and $2.7 million was utilized by outstanding standby letters of credit, leaving $244.7 million unused under the Revolving Credit Facility, which is constrained by our most restrictive covenant making $118.5 million available for additional borrowing. As of December 31, 2023, $6.2 million was utilized by outstanding standby letters of credit under our prior revolving credit agreement with Bank of America, N.A., Wells Fargo Bank, N.A., PNC Bank, N.A., KeyBank, N.A. and HSBC Bank USA, N.A., which provided for a revolving line of credit of up to $300.0 million and included a $30.0 million sub-limit for “Swingline” loans and a $125.0 million sub-limit for letters of credit.
Under the terms of the Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term Secured Overnight Financing Rate (“SOFR”) Loan, for a one-, three or six-month term, or as a Base Rate Loan, as defined in the Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.0%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility.
Under a Swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. At December 29, 2024, the applicable spread on the base rate was 0.75% and the base rate was 7.50%, resulting in an interest rate of 8.25%.
A commitment fee between 0.35% and 0.50% is applied against the Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. Letters of credit are priced at a margin between 1.50% and 3.25%, with the specific rate determined by the consolidated leverage ratio, plus a fronting fee of 0.25%.

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of December 29, 2024:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of December 29, 2024, our consolidated fixed charge coverage ratio was 4.92.
•Asset coverage ratio greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of December 29, 2024, our asset coverage ratio was 12.52.
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
As of December 29, 2024, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 29, 2024	December 31, 2023
Cash collateral held by workers’ compensation insurance carriers	$18,082	$17,737
Cash and cash equivalents held in Trust	15,406	12,703
Investments held in Trust	99,506	122,659
Letters of credit (1)	2,605	6,077
Surety bonds (2)	19,831	20,725
Total collateral commitments	$155,430	$179,901
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

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating leases
We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 12 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options is at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.
Operating lease costs were comprised of the following:

(in thousands)	2024	2023
Operating lease costs	$14,447	$14,710
Short-term lease costs (1)	7,508	6,915
Other lease costs, net (2)	2,841	3,748
Total lease costs	$24,796	$25,373
(1)Excludes expenses related to leases with a lease term of less than one month.
(2)Other lease costs include variable lease costs, net of rental and sublease income.
Other information related to our operating leases was as follows:

	December 29, 2024	December 31, 2023
Weighted average remaining lease term in years	7.2	7.6
Weighted average discount rate	5.1%	4.9%
Future non-cancelable minimum lease payments under our operating lease commitments as of December 29, 2024, are as follows for each of the next five years and thereafter:

(in thousands)
2025	$13,734
2026	11,585
2027	9,978
2028	8,269
2029	5,761
Thereafter	20,766
Total undiscounted future non-cancelable minimum lease payments (1)	70,093
Less: Imputed interest (2)	11,161
Present value of lease liabilities	$58,932
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
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancellable without significant penalty. We had $41.3 million of purchase obligations as of December 29, 2024, of which $24.1 million are expected to be paid in 2025, $12.8 million in 2026, $2.3 million in 2027, $1.0 million in 2028, $1.0 million in 2029, and remaining $0.1 million thereafter. Of the amounts expected to be paid in 2025, $6.4 million relates to non-cancellable third-party licensing fees for software we ceased using during 2024, and therefore were fully expensed in 2024.

Page - 69

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
NOTE 10:    SHAREHOLDERS' EQUITY
Common stock
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 8.2 thousand and 69.0 thousand shares as of December 29, 2024 and December 31, 2023, respectively.
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
Under the 2019 authorization, we repurchased shares using the remaining $50.0 million during fiscal 2022. The 2019 authorization was fully utilized as of April 2022. Under the 2019 authorization, we repurchased and retired a total of 4.7 million shares of our common stock over three fiscal years, at an average share price of $21.09. Under the 2022 authorization, we repurchased shares, excluding excise tax, using $21.1 million, $33.9 million and $11.0 million during fiscal 2024, 2023, and 2022, respectively.
The details of shares repurchased in the open market as part of the authorizations described above are as follows:

			Shares repurchased (in thousands)
			Year ended
Authorization	Amount authorized (in millions)	Remaining available (in millions)	2024	2023	2022
2019 Authorization	$100.0	$—	—	—	1,800
2022 Authorization	$100.0	$33.5	1,967	1,877	434
			1,967	1,877	2,234
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
NOTE 11:    STOCK-BASED COMPENSATION
We record stock-based compensation expense for restricted stock awards, restricted stock units, performance share units (collectively, “stock-based awards”), and shares purchased under an employee stock purchase plan (“ESPP”). Refer to Note 1: Summary of Significant Accounting Policies for more information on how we measure and recognize stock-based compensation expense.
Our 2016 Omnibus Incentive Plan (“Incentive Plan”), effective May 11, 2016, applies to directors, officers, employees and consultants of the Company and permits the granting of nonqualified and incentive stock options, restricted stock awards, performance share units (“PSUs”), restricted stock units and stock appreciation rights. At the time of adoption, there were 1.5 million shares available for issuance. Additional shares were authorized under the Incentive Plan of 1.8 million shares on May 9, 2018, 0.7 million shares on May 11, 2023, and 0.8 million shares on May 15, 2024.

Page - 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
PSUs are only granted to certain executive officers. Vesting of PSUs is contingent upon the achievement of return on equity, profitability, individual performance, or relative total shareholder return (“rTSR”) goals at the end of each performance period, which is generally three years. Each PSU is equivalent to one share of common stock.
The grant-date fair value of PSUs that are contingent on rTSR is calculated using a Monte Carlo simulation. The following assumptions were used in estimating this fair value of these awards granted in 2024:

2024
Risk-free interest rate (1)	4.5%
Expected dividend yield (2)	—%
Expected term (years)	3.0
Expected volatility (3)	43.7%
(1)    The average risk-free interest rate was based on the zero-coupon rate derived from the Treasury Constant Maturities yield curve corresponding to the expected term in effect as of the grant date.
(2)    The expected dividend yield was not relevant as we did not pay dividends on common stock and do not currently expect to pay dividends during the term of the stock awards granted.
(3)    We determined expected volatility using the change in our stock price over the historical expected term.
Stock-based award activity for the fiscal year ended December 29, 2024, was as follows:

(shares in thousands)	Shares	Weighted-average grant-date fair value
Non-vested at beginning of period	1,576	$19.88
Granted (1)	1,220	$11.19
Vested	(511)	$18.39
Forfeited	(277)	$17.54
Non-vested at the end of the period	2,008	$15.29
(1)    Includes 0.1 million shares of PSUs that are contingent on a market-based performance criteria. These shares had a fair market value of $10.00 using the Monte Carlo simulation discussed above.
The following table summarizes the weighted-average grant-date fair value per share for stock-based awards granted:

	2024	2023	2022
Weighted-average grant-date fair value	$11.19	$17.77	$25.51
As of December 29, 2024, total estimated unrecognized stock-based compensation expense was $13.9 million. We expect to recognize this expense over a weighted average remaining period of 1.7 years. The total fair value of stock-based awards that vested during fiscal 2024, 2023 and 2022 was $5.7 million, $12.2 million and $13.9 million, respectively.
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

Page - 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes transactions under our ESPP:

(shares in thousands)	2024	2023	2022
Shares issued	79	63	52
Average price per share	$8.74	$13.58	$18.85
Stock-based compensation expense
Total stock-based compensation expense for fiscal 2024, 2023 and 2022, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $7.6 million, $13.9 million and $9.7 million, respectively. The related tax benefit, calculated using our statutory tax rate, was $1.6 million, $2.9 million and $2.0 million for fiscal 2024, 2023 and 2022, respectively.
NOTE 12:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plan was $43.3 million and $41.0 million as of December 29, 2024 and December 31, 2023, respectively, of which $5.2 million and $5.8 million have been included in accrued wages and benefits on our Consolidated Balance Sheets. The net expense related to our qualified and non-qualified deferred compensation plans totaled $3.3 million, $4.1 million and $5.1 million for fiscal 2024, 2023 and 2022, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). The net expense includes changes in cash surrender value of the company-owned life insurance policies held to support the deferred compensation liability, premiums incurred for and proceeds received from company-owned life insurance, unrealized gains (losses) on deferred compensation liabilities, as well as our discretionary matching contributions. Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on deferred compensation assets.
NOTE 13:     INCOME TAXES
The provision for income taxes is comprised of the following:

(in thousands)	2024	2023	2022
Current taxes:
Federal	$150	$329	$1,360
State	1,241	582	1,397
Foreign	1,771	2,817	4,635
Total current taxes	3,162	3,728	7,392
Deferred taxes:
Federal	28,484	(8,109)	3,434
State	5,295	(1,383)	345
Foreign	283	(708)	(28)
Total deferred taxes	34,062	(10,200)	3,751
Provision for income taxes	$37,224	$(6,472)	$11,143

Page - 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in our pre-tax and taxable income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2024	%	2023	%	2022	%
Income tax expense (benefit) based on statutory rate	$(18,590)	21.0%	$(4,335)	21.0%	$15,417	21.0%
Increase (decrease) resulting from:
State income taxes, net of federal benefit	591	(0.7)	(1,384)	6.7	3,008	4.1
Hiring tax credits, net	(4,123)	4.7	(4,997)	24.2	(7,911)	(10.8)
Valuation allowance	56,792	(64.1)	—	—	—	—
Uncertain tax positions	(99)	0.1	(206)	1.0	(1,336)	(1.8)
Non-deductible goodwill impairment charge	—	—	2,287	(11.1)	—	—
Non-deductible and non-taxable items	664	(0.8)	1,178	(5.7)	1,377	1.9
Foreign taxes	446	(0.5)	587	(2.9)	654	0.9
Other, net	1,543	(1.7)	398	(1.9)	(66)	(0.1)
Total income tax expense (benefit)	$37,224	(42.0)%	$(6,472)	31.3%	$11,143	15.2%
Our effective tax rate for fiscal 2024 was (42.0)%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate was primarily due to the valuation allowance against our U.S. federal and state deferred tax assets.
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
U.S. and foreign components of income (loss) before tax expense (benefit) was as follows:

(in thousands)	2024	2023	2022
U.S.	$(97,733)	$(27,773)	$56,964
Foreign	9,209	7,128	16,452
Income (loss) before tax expense (benefit)	$(88,524)	$(20,645)	$73,416

Page - 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 29, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$264	$590
Accounts payable and other accrued expenses	8,630	11,242
Net operating loss carryforwards	17,971	7,535
Tax credit carryforwards	21,478	16,030
Accrued wages and benefits	5,702	7,311
Deferred compensation	11,411	12,356
Lease liabilities	15,242	17,378
Other	504	371
Total	81,202	72,813
Valuation allowance	(64,488)	(834)
Total deferred tax asset, net of valuation allowance	16,714	71,979
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(526)	(655)
Lease right-of-use assets	(12,295)	(14,052)
Depreciation and amortization	(2,853)	(21,958)
Workers’ compensation	(503)	(192)
Total deferred tax liabilities	(16,177)	(36,857)
Deferred income taxes, net	$537	$35,122
Since deferred tax assets and liabilities attributable to different jurisdictions cannot be offset, deferred tax liabilities of $0.3 million and $0.3 million were included in other long-term liabilities on our Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023, respectively.
Our valuation allowance relates to certain deferred tax balances that we expect will not be utilized within the permitted carryforward periods as of December 29, 2024 and December 31, 2023. Based on our deferred tax asset realizability assessments performed during the fiscal year ended December 29, 2024, we recorded a valuation allowance against U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2024, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the fiscal year ended December 29, 2024. Changes to deferred taxes related to foreign currency translation were immaterial for fiscal 2024, 2023 and 2022.
The following table summarizes our credit carryforwards and net operating losses (“NOLs”) along with their respective valuation allowance as of December 29, 2024:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$21,478	$(21,478)	$—	2042
State NOLs	4,842	(4,842)	—	Various
Federal NOLs	12,944	(12,944)	—	Indefinite
Foreign NOLs	185	(185)	—	Indefinite
Foreign alternative minimum tax credits	392	—	392	2034
Total	$39,841	$(39,449)	$392

Page - 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The activity related to the income tax valuation allowance was as follows:

(in thousands)	2024	2023	2022
Beginning balance	$834	$2,152	$2,368
Charged to expense	63,654	(58)	(216)
Release of allowance	—	(1,260)	—
Ending balance	$64,488	$834	$2,152
The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2024	2023	2022
Beginning balance	$592	$830	$1,881
Increases for tax positions related to the current year	58	124	53
Decreases for tax positions related to prior years	—	—	—
Reductions due to lapsed statute of limitations	(181)	(362)	(1,104)
Ending balance	$469	$592	$830
As of December 29, 2024, our liability for unrecognized tax benefits was $0.5 million. If recognized, $0.4 million would impact our effective tax rate. We do not believe the amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the fiscal year ended December 29, 2024. In general, the tax years 2021 through 2023 remain open to examination by the major taxing jurisdictions where we conduct business.
Interest and penalties accrued related to the unrecognized tax benefits noted above were immaterial as of December 29, 2024.
NOTE 14:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

(in thousands, except per share data)	2024	2023	2022
Net income (loss)	$(125,748)	$(14,173)	$62,273

Weighted average number of common shares used in basic net income (loss) per common share	30,177	31,317	32,889
Dilutive effect of non-vested stock-based awards	—	—	558
Weighted average number of common shares used in diluted net income (loss) per common share	30,177	31,317	33,447
Net income (loss) per common share:
Basic	$(4.17)	$(0.45)	$1.89
Diluted	$(4.17)	$(0.45)	$1.86

Anti-dilutive shares	1,406	1,343	394
As we reported a loss for the fiscal years ended December 29, 2024 and December 31, 2023, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share and diluted net loss per share were equal.
NOTE 15:    SEGMENT INFORMATION
Segment information
Our operating segments and reportable segments are described below:
Our PeopleReady reportable segment provides blue-collar, contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, transportation, manufacturing, retail, hospitality and energy.

Page - 75

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
The following tables present our revenue from services by segment, with a reconciliation to total company revenue. Also, the tables present significant segment expense categories regularly provided to the CODM and included in the calculation of segment profit. Refer to Note 1: Summary of Significant Accounting Policies for definition of segment profit. Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit. Lastly, the tables include a reconciliation of segment profit to income (loss) before tax expense (benefit).

	2024
(in thousands)	PeopleReady	PeopleScout	PeopleManagement	Total Company
Revenue from services	$868,549	$156,643	$542,201	$1,567,393
Cost of services	614,860	91,484	456,096
Selling, general and administrative expense	247,906	53,007	70,986
Total segment profit	$5,783	$12,152	$15,119	$33,054
Corporate unallocated				(21,887)
Third-party processing fees for hiring tax credits				(240)
Amortization of software as a service assets				(6,162)
Goodwill and intangible asset impairment charge				(59,674)
PeopleReady technology upgrade costs				(8,807)
COVID-19 government subsidies, net of fees				9,652
Other costs, net				(9,150)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(29,561)
Income (loss) from operations				(92,775)
Interest and other income (expense), net				4,251
Income (loss) before tax expense (benefit)				$(88,524)

Page - 76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023
(in thousands)	PeopleReady	PeopleScout	PeopleManagement	Total Company
Revenue from services	$1,096,318	$229,334	$580,591	$1,906,243
Cost of services	772,058	137,551	488,692
Selling, general and administrative expense	297,654	64,861	84,936
Total segment profit	$26,606	$26,922	$6,963	$60,491
Corporate unallocated				(31,507)
Third-party processing fees for hiring tax credits				(253)
Amortization of software as a service assets				(4,117)
Goodwill and intangible asset impairment charge				(9,485)
PeopleReady technology upgrade costs				(1,342)
Executive leadership transition costs				(5,788)
COVID-19 government subsidies, net of fees				(525)
Other costs, net				(5,503)
Depreciation and amortization				(25,821)
Income (loss) from operations				(23,850)
Interest and other income (expense), net				3,205
Income (loss) before tax expense (benefit)				$(20,645)

	2022
(in thousands)	PeopleReady	PeopleScout	PeopleManagement	Total Company
Revenue from services	$1,272,852	$317,518	$663,814	$2,254,184
Cost of services	892,322	200,861	558,857
Selling, general and administrative expense	292,787	71,886	89,146
Total segment profit	$87,743	$44,771	$15,811	$148,325
Corporate unallocated				(31,326)
Third-party processing fees for hiring tax credits				(594)
Amortization of software as a service assets				(2,985)
PeopleReady technology upgrade costs				(7,935)
Executive leadership transition costs				1,422
Other costs, net				(5,449)
Depreciation and amortization				(29,273)
Income (loss) from operations				72,185
Interest and other income (expense), net				1,231
Income (loss) before tax expense (benefit)				$73,416
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.
Domestic and international revenue
Our international operations are primarily in Canada, the United Kingdom, and Australia. Revenue by region was as follows:

(in thousands, except percentages)	2024	%	2023	%	2022	%
United States	$1,458,501	93.1%	$1,750,427	91.8%	$2,073,596	92.0%
International operations	108,892	6.9	155,816	8.2	180,588	8.0
Total revenue from services	$1,567,393	100.0%	$1,906,243	100.0%	$2,254,184	100.0%
Concentrations of client risk
No single client represented more than 10.0% of total company revenue for fiscal 2024, 2023 or 2022. Client concentration for our reportable segments was as follows:

Page - 77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2024, 2023, or 2022.
•No single client represented 10.0% or more of our PeopleScout reportable segment revenue for fiscal 2024. One client represented 11.8% and 13.1% of our PeopleScout reportable segment revenue for fiscal 2023 and 2022, respectively.
•One client represented 11.4%, 12.3% and 10.6% of our PeopleManagement reportable segment revenue for fiscal 2024, 2023 and 2022, respectively.
Property and equipment located in international operations was approximately 3.2% and 3.5% of total property and equipment, net as of December 29, 2024 and December 31, 2023, respectively.
NOTE 16:    SUBSEQUENT EVENTS
Effective January 31, 2025, we acquired all of the outstanding equity interests of Healthcare Staffing Professionals, Inc. (“HSP”) for a preliminary cash purchase price of $42.0 million, subject to adjustment based on HSP’s final closing working capital balance. HSP is a long-term temporary and permanent staffing solutions provider primarily focused on health care positions including nursing, allied health, behavioral health, and various research, IT and administrative roles. With operations across the country, HSP specializes in serving state and local government entities with a focus on public health departments and agencies, correctional institutions, and education systems. This acquisition advances our strategic priority to expand in health care, and combines HSP’s health care staffing expertise with our sales network, technology and recruitment functions.
To help fund the acquisition, we borrowed $35.0 million under the Revolving Credit Facility as a Term SOFR loan. As part of the share purchase agreement, certain HSP employees can earn up to an additional $14.0 million based on the financial performance of the business over the next two years. We incurred acquisition costs of $0.6 million, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 29, 2024. We are currently evaluating the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of our fiscal first quarter of 2025.

Page - 78

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 29, 2024.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2024. Our internal control over financial reporting as of December 29, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.
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
February 19, 2025

Page - 80

Item 9B.	OTHER INFORMATION
Trading plans
During the fiscal fourth quarter ended December 29, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Page - 81

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Proposal 1. Election of Directors” in our definitive proxy statement for use in connection with the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 29, 2024, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Corporate Governance and Nominating Committee, including any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.
Insider Trading Policy
We have adopted an insider trading policy and procedures applicable to our directors, officers and employees, and have implemented processes for the company we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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
Information concerning principal accounting fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is presented under the heading “Fees Paid to Independent Registered Public Accountant for Fiscal Years 2023 and 2024” in our Proxy Statement, and is incorporated herein by this reference thereto. Information concerning the Audit Committee’s pre-approval policies and procedures is presented under the heading “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 82

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

Page - 83

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
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3	Amended and Restated Credit Agreement, effective February 9, 2024.		8-K	001-14543	02/12/2024

10.4*	Employment Agreement between TrueBlue, Inc. and Taryn Owen, dated August 11, 2023.		8-K	001-14543	08/15/2023

10.5*	Change-In-Control Agreement between TrueBlue, Inc. and Taryn Owen, dated August 11, 2023.		8-K	001-14543	08/15/2023

10.6*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn Owen, effective September 27, 2022.		8-K	001-14543	09/27/2022

10.7*	Executive Employment Agreement between TrueBlue, Inc. and Carl R. Schweihs, dated October 9, 2023.		8-K	001-14543	10/10/2023

10.8*	Executive Non-Competition Agreement between TrueBlue, Inc. and Carl R. Schweihs, dated October 9, 2023.		8-K	001-14543	10/10/2023

10.9*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Carl Schweihs, Garrett Ferencz, Richard Betori and Kristy Fitzsimmons-Willis.		10-Q	001-14543	05/04/2007

10.10*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.		10-Q	001-14543	07/27/2020

10.11*	Form Non-Competition Agreement between TrueBlue, Inc. and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.12*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Taryn R. Owen, Carl Schweihs, Garrett Ferencz, Richard Betori and Kristy Fitzsimmons-Willis.		10-K	001-14543	02/24/2020

10.13*	Employment Agreement between TrueBlue, Inc. and Richard Betori, effective March 20, 2023.		10-Q	001-14543	05/06/2024

10.14*	Non-Competition Agreement between TrueBlue, Inc. and Richard Betori, dated March 31, 2023.		10-Q	001-14543	05/06/2024

10.15*	Employment Agreement between TrueBlue, Inc. and Kristy Fitzsimmons-Willis, effective March 20, 2023.		10-Q	001-14543	05/06/2024

10.16*	Form Restricted Share Unit Award for grants on or after February 23, 2024.		10-Q	001-14543	05/06/2024

10.17*	Form Performance Share Unit Award for grants on or after March 7, 2024.		10-Q	001-14543	05/06/2024

10.18*	Equity Retainer and Deferred Compensation Plan for Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.19*	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.20*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.21*	2016 TrueBlue Omnibus Incentive Plan.		S-8	333-211737	06/01/2016

Page - 84

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.22*	2016 TrueBlue Omnibus Incentive Plan, as amended and restated, effective May 9, 2018.		S-8	333-238093	05/08/2020

10.23*	2010 Employee Stock Purchase Plan, as amended and restated, effective May 11, 2023.		10-Q	001-14543	07/24/2023

10.24*	2016 Omnibus Incentive Plan, as amended and restated, effective May 11, 2023.		10-Q	001-14543	07/24/2023

10.25*	2016 Omnibus Incentive Plan, as amended and restated, effective May 15, 2024.		10-Q	001-14543	08/05/2024

19.1	Insider Trading Policy	X	—	—	—

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc. and Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

97.1	Incentive Compensation Recovery Policy, dated September 14, 2023.		10-K	001-14543	02/21/2024

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	—	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 85

Item 16.	FORM 10-K SUMMARY
None.

Page - 86

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Taryn R. Owen	2/19/2025
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Taryn R. Owen	2/19/2025	/s/ Carl R. Schweihs	2/19/2025
Signature	Date	Signature	Date
Taryn R. Owen, Chief Executive Officer and President		Carl R. Schweihs, Chief Financial Officer and Executive Vice President

/s/ Jason M. Embick	2/19/2025	/s/ Jeffrey B. Sakaguchi	2/19/2025
Signature	Date	Signature	Date
Jason M. Embick, Chief Accounting Officer, Senior Vice President		Jeffrey B. Sakaguchi, Chairman of the Board

/s/ Colleen B. Brown	2/19/2025	/s/ William C. Goings	2/19/2025
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ Kim Harris Jones	2/19/2025	/s/ Robert C. Kreidler	2/19/2025
Signature	Date	Signature	Date
Kim Harris Jones, Director		Robert C. Kreidler, Director

/s/ Sonita F. Lontoh	2/19/2025	/s/ Paul G. Reitz	2/19/2025
Signature	Date	Signature	Date
Sonita F. Lontoh, Director		Paul G. Reitz, Director

/s/ Kristi A. Savacool	2/19/2025
Signature	Date
Kristi A. Savacool, Director

Page - 87