Form 10-Q
period 2025-03-30
TrueBlue, Inc.
filed 2025-05-05
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2025, there were 29,864,024 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	March 30, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$23,059	$22,536
Accounts receivable, net of allowance of $861 and $1,009, respectively	219,056	214,704
Prepaid expenses and other current assets	31,260	31,786
Income tax receivable	7,672	8,067
Total current assets	281,047	277,093
Property and equipment, net	87,851	89,602
Restricted cash, cash equivalents and investments	170,208	179,916
Deferred income taxes, net	875	886
Goodwill	42,281	24,543
Intangible assets, net	20,392	5,863
Operating lease right-of-use assets, net	46,086	47,334
Workers’ compensation claims receivable, net	32,667	38,343
Other assets, net	11,064	11,796
Total assets	$692,471	$675,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$38,026	$45,599
Accrued wages and benefits	66,339	61,380
Income tax payable	4,079	315
Current portion of workers’ compensation claims reserve	31,397	34,729
Current operating lease liabilities	11,023	11,127
Other current liabilities	5,460	6,975
Total current liabilities	156,324	160,125
Workers’ compensation claims reserve, less current portion	91,531	105,063
Long-term debt	57,800	7,600
Long-term deferred compensation liabilities	36,910	38,109
Long-term operating lease liabilities	46,396	47,805
Other long-term liabilities	1,293	1,315
Total liabilities	390,254	360,017

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,832,747 and 29,588,363 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(22,222)	(22,193)
Retained earnings	324,438	337,551
Total shareholders’ equity	302,217	315,359
Total liabilities and shareholders’ equity	$692,471	$675,376
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 30, 2025	March 31, 2024
Revenue from services	$370,254	$402,853
Cost of services	283,912	303,467
Gross profit	86,342	99,386
Selling, general and administrative expense	94,621	106,937
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,844	7,958
Income (loss) from operations	(14,123)	(15,509)
Interest and other income (expense), net	193	1,599
Income (loss) before tax expense (benefit)	(13,930)	(13,910)
Income tax expense (benefit)	418	(12,212)
Net income (loss)	$(14,348)	$(1,698)

Net income (loss) per common share:
Basic	$(0.48)	$(0.05)
Diluted	$(0.48)	$(0.05)

Weighted average shares outstanding:
Basic	29,698	31,102
Diluted	29,698	31,102

Other comprehensive income (loss):
Foreign currency translation adjustment	$(29)	$(58)
Comprehensive income (loss)	$(14,377)	$(1,756)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(14,348)	$(1,698)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	6,810	7,958
Provision for credit losses	250	370
Stock-based compensation	2,060	2,102
Deferred income taxes	—	(12,206)
Non-cash lease expense	2,753	3,036
Other operating activities	1,486	(2,980)
Changes in operating assets and liabilities:
Accounts receivable	9,133	8,292
Income taxes receivable and payable	373	975
Other assets	7,150	1,571
Accounts payable and other accrued expenses	(9,580)	(11,515)
Accrued wages and benefits	(5,418)	480
Workers’ compensation claims reserve	(16,865)	(8,669)
Operating lease liabilities	(3,035)	(3,204)
Other liabilities	(2,884)	1,249
Net cash used in operating activities	(22,115)	(14,239)
Cash flows from investing activities:
Capital expenditures	(4,680)	(7,375)
Acquisition of business, net of cash acquired	(30,044)	—
Proceeds from business divestiture, net	—	2,928
Purchases of restricted held-to-maturity investments	—	(10,180)
Maturities of restricted held-to-maturity investments	10,756	15,546
Net cash (used in) provided by investing activities	(23,968)	919
Cash flows from financing activities:
Purchases and retirement of common stock	—	(10,067)
Net proceeds from employee stock purchase plans	70	220
Common stock repurchases for taxes upon vesting of restricted stock	(895)	(2,012)
Net change in revolving credit facility	50,200	—
Other	(6)	(1,803)
Net cash provided by (used in) financing activities	49,369	(13,662)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(230)	(604)
Net change in cash, cash equivalents and restricted cash and cash equivalents	3,056	(27,586)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	61,100	99,306
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$64,156	$71,720

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$355	$244
Income taxes, net of refunds	$116	$(1,082)
Operating lease liabilities	$3,593	$3,948
Non-cash transactions:
Property and equipment purchased but not yet paid	$1,305	$2,046
Divestiture non-cash consideration	$—	$600
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,454	$3,711
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended March 30, 2025 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. The following has been updated to reflect changes in our application of certain significant accounting policies during the thirteen weeks ended March 30, 2025.
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
•PeopleReady (excluding RenewableWorks) has a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable.
•Centerline Drivers (“Centerline”) has a mix of client sizes, many with low dollar weekly invoices, but other clients that are invoiced on a consolidated basis, resulting in a high concentration of revenue related to its top 10 clients. Payment terms are slightly longer than PeopleReady.
•Our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands have a smaller number of clients in a variety of industries, and are generally invoiced monthly on a consolidated basis. Invoice amounts are generally higher for these brands than our other businesses, with longer payment terms than PeopleReady and Centerline. These businesses also have significant balances due from governmental entities.
•Our Staff Management | SMX and SIMOS Insourcing Solutions brands have a smaller number of clients, and follow a contractual billing schedule. These clients generally operate in the manufacturing, warehousing and distribution industries and have longer payment terms than our other businesses.
•Our RenewableWorks brand has a small number of large clients that operate in the energy industry, generally with high dollar invoices, and follows a contractual billing schedule. Payment terms are slightly longer than most of our other businesses.
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

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of March 30, 2025 were Centerline, PeopleScout RPO, PeopleScout MSP, and HSP.
During the fiscal first quarter of 2025, we continued to see decreased demand for many of our services, as well as overall economic uncertainty and a sustained decrease in our stock price. Future events and changing market conditions may impact management's assumptions used to estimate each reporting units’ fair value and could give rise to an impairment. We will continue to closely monitor the operational performance of our reporting units with goodwill balances.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirteen weeks ended March 30, 2025 that had a material impact on our financial statements.
Recently issued accounting standards and disclosure rules not yet adopted
Disaggregation of income statement expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosure about selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 (2027 for TrueBlue) and interim periods beginning after December 15, 2027 (Q1 2028 for TrueBlue). We are currently evaluating the impact of this ASU on our required disclosures.
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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2:    ACQUISITION
Effective January 31, 2025, we acquired all of the outstanding equity interests of HSP. HSP is a long-term staffing and permanent hiring solutions provider, primarily focused on health care positions in the U.S. This acquisition allows us to expand revenue in the health care end-market while also diversifying our business.
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired, and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.1 million. The purchase price is subject to further adjustment based on HSP’s final pre-close liabilities and working capital amounts. As part of the share purchase agreement, certain HSP employees can earn up to an additional $14.0 million based on the financial performance of the business over the next two years, which we have concluded should be treated as compensation expense. Any amounts probable of being paid out under the agreement are expensed over the required service period. We incurred acquisition-related costs of $0.7 million for the thirteen weeks ended March 30, 2025, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table reflects our preliminary allocation of the purchase price to our best estimate of the fair value of assets acquired and liabilities assumed using information available as of the acquisition date. Our preliminary purchase price allocation may be adjusted as more information becomes available about facts and circumstances that existed as of the acquisition date, including related to the value of acquired intangible assets and settlement of assets and liabilities acquired.

(in thousands)	Purchase price allocation
Purchase price allocated as follows:
Cash and cash equivalents	$5,042
Accounts receivable	13,735
Prepaid expenses, deposits and other current assets	216
Operating lease right-of-use assets	97
Intangible assets	14,900
Total assets acquired	33,990
Accounts payable and other accrued expenses	2,125
Accrued wages and benefits	10,375
Income tax payable	3,789
Other current liabilities	90
Operating lease liabilities	97
Total liabilities assumed	16,476
Net identifiable assets acquired	17,514
Goodwill (1)	17,572
Total cash consideration transferred	$35,086
(1) Goodwill represents the expected synergies with our existing businesses, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of HSP, and is deductible for income tax purposes.
Intangible assets include identifiable intangible assets for customer relationships and trade names/trademarks. We estimated the preliminary fair value of the acquired identifiable intangible assets, which are subject to straight line amortization, using an income approach. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.
The following table sets forth the components of identifiable intangible assets acquired as of January 31, 2025:

(in thousands, except for estimated useful lives, in years)	Estimated fair value	Estimated useful life in years	Valuation Method	Discount Rate
Customer relationships	$14,250	6	Multi-period excess earnings	17%
Trade names/trademarks	650	7	Relief from royalty	17%
Total acquired identifiable intangible assets	$14,900

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The acquired assets and assumed liabilities of HSP are included on our Consolidated Balance Sheet as of March 30, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from February 1, 2025 to March 30, 2025. The amount of revenue and income from operations for HSP included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $11.3 million and $0.2 million, respectively. HSP results have been combined with our historical PeopleScout segment, which has been renamed PeopleSolutions. We concluded the acquisition of HSP was not material to our consolidated results of operations and as such, pro forma financial information was not required.
NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 30, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$23,059	$23,059	$—	$—
Restricted cash and cash equivalents	41,097	41,097	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$64,156	$64,156	$—	$—

Municipal debt securities	$20,627	$—	$20,627	$—
Corporate debt securities	55,606	—	55,606	—
Agency mortgage-backed securities	11,290	—	11,290	—
U.S. government and agency securities	980	—	980	—
Restricted investments classified as held-to-maturity (2)	$88,503	$—	$88,503	$—

	December 29, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$22,536	$22,536	$—	$—
Restricted cash and cash equivalents	38,564	38,564	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$61,100	$61,100	$—	$—

Municipal debt securities	$22,355	$—	$22,355	$—
Corporate debt securities	63,512	—	63,512	—
Agency mortgage-backed securities	11,754	—	11,754	—
U.S. government and agency securities	971	—	971	—
Restricted investments classified as held-to-maturity (2)	$98,592	$—	$98,592	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds and deposits.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	March 30, 2025	December 29, 2024
Cash collateral held by insurance carriers	$22,559	$22,387
Cash and cash equivalents held in Trust	18,229	15,406
Investments held in Trust	88,671	99,506
Company-owned life insurance policies	40,440	41,846
Other restricted cash and cash equivalents	309	771
Total restricted cash, cash equivalents and investments	$170,208	$179,916
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
The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of March 30, 2025 and December 29, 2024, were as follows:

	March 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$20,696	$—	$(69)	$20,627
Corporate debt securities	55,842	339	(575)	55,606
Agency mortgage-backed securities	11,133	157	—	11,290
U.S. government and agency securities	1,000	—	(20)	980
Total held-to-maturity investments	$88,671	$496	$(664)	$88,503

	December 29, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$22,490	$—	$(135)	$22,355
Corporate debt securities	64,313	144	(945)	63,512
Agency mortgage-backed securities	11,703	68	(17)	11,754
U.S. government and agency securities	1,000	—	(29)	971
Total held-to-maturity investments	$99,506	$212	$(1,126)	$98,592
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 30, 2025
(in thousands)	Amortized cost	Fair value
Due in one year or less	$23,772	$23,605
Due after one year through five years	55,489	55,337
Due after five years through ten years	3,941	3,984
Due after ten years	5,469	5,577
Total held-to-maturity investments	$88,671	$88,503
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at March 30, 2025 and March 31, 2024, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended
(in thousands)	March 30, 2025	March 31, 2024
Unrealized gains (losses)	$(1,405)	$2,419
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirteen weeks ended
(in thousands)	March 30, 2025	March 31, 2024
Beginning balance	$1,009	$2,005
Current period provision	250	370
Write-offs	(398)	(1,179)
Foreign currency translation	—	(1)
Ending balance	$861	$1,195
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	March 30, 2025	December 29, 2024
Prepaid software agreements	$8,838	$8,501
Other prepaid expenses	6,652	6,329
Assets held-for-sale	11,759	11,759
Other current assets	4,011	5,197
Prepaid expenses and other current assets	$31,260	$31,786
Assets held-for-sale
As of March 30, 2025 and December 29, 2024, all criteria for classifying our Tacoma headquarters office building as held-for-sale were met. Completion of the sale of the building is expected within a year from March 30, 2025. The estimated fair value of the disposal group, less costs to sell, continues to exceed its carrying value of $11.8 million, and therefore no impairment charge was recorded during the thirteen weeks ended March 30, 2025.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total company
Balance at	December 29, 2024
Goodwill before impairment		$105,284	$81,092	$141,694	$328,070
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	23,052	24,543

Acquired goodwill (1)		—	—	17,572	17,572
Foreign currency translation		—	—	166	166

Balance at	March 30, 2025
Goodwill before impairment		105,284	81,092	159,432	345,808
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		$—	$1,491	$40,790	$42,281
(1)Effective January 31, 2025, the company acquired Healthcare Staffing Professionals, Inc. The goodwill associated with the acquisition has been assigned to the HSP reporting unit, and included within the PeopleSolutions reportable segment (previously known as PeopleScout) based on our preliminary purchase price allocation. Refer to Note 2: Acquisition for additional details.
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	March 30, 2025			December 29, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$16,970	$(2,887)	$14,083	$2,637	$(2,448)	$189
Trade names/trademarks	2,334	(825)	1,509	1,632	(758)	874
Total finite-lived intangible assets	$19,304	$(3,712)	$15,592	$4,269	$(3,206)	$1,063
(1)Excludes assets that are fully amortized.
The gross carrying amounts as of March 30, 2025 include preliminary fair valuation of customer relationships and trade names/trademarks of $14.3 million and $0.7 million, respectively, related to the acquisition of HSP. Refer to Note 2: Acquisition for additional details.
Amortization expense of our finite-lived intangible assets was $0.4 million and $1.5 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.8 million as of March 30, 2025 and December 29, 2024, related to brands within our PeopleManagement and PeopleSolutions segments.

Page - 12

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years as of March 30, 2025. The weighted average discount rate was 2.8% and 2.7% at March 30, 2025 and December 29, 2024, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 30, 2025	December 29, 2024
Undiscounted workers’ compensation reserve (1)	$134,614	$152,803
Less discount on workers’ compensation reserve	11,686	13,011
Workers’ compensation reserve, net of discount	122,928	139,792
Less current portion	31,397	34,729
Long-term portion	$91,531	$105,063
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $10.6 million and $10.3 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The discounted workers’ compensation reserve for excess claims was $32.7 million and $38.6 million as of March 30, 2025 and December 29, 2024, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $32.7 million and $38.3 million as of March 30, 2025 and December 29, 2024, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $1.2 million and $5.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. As of March 30, 2025, $57.8 million was drawn on the Revolving Credit Facility, which included $42.0 million of one-month Term Secured Overnight Financing Rate (“SOFR”) Loans, $15.8 million of Swingline loans, and $2.7 million utilized by outstanding standby letters of credit, leaving $194.5 million unused under the Revolving Credit Facility. We are constrained by our most restrictive covenant, making $70.9 million available for additional borrowing. As of December 29, 2024, $7.6 million was drawn on the Revolving Credit Facility as a Swingline loan and $2.7 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.00%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. As of March 30, 2025, the outstanding balance under Term SOFR loans carried an applicable spread on the base rate of 1.75% and a base rate of 4.42%, resulting in an interest rate of 6.17%. The Term SOFR loans were primarily used to fund the acquisition of HSP.
Under a Swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. As of March 30, 2025, the applicable spread on the base rate was 0.75% and the base rate was 7.50%, resulting in an interest rate of 8.25%.
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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of March 30, 2025:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of March 30, 2025, our consolidated fixed charge coverage ratio was 2.14.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of March 30, 2025, our asset coverage ratio was 2.17.
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
As of March 30, 2025, we were in compliance with all effective covenants related to the Revolving Credit Facility.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 30, 2025	December 29, 2024
Cash collateral held by workers’ compensation insurance carriers	$18,255	$18,082
Cash and cash equivalents held in Trust	18,229	15,406
Investments held in Trust	88,671	99,506
Letters of credit (1)	2,605	2,605
Surety bonds (2)	19,809	19,831
Total collateral commitments	$147,569	$155,430
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

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 30, 2025	March 31, 2024
Common stock shares
Beginning balance	29,588	31,246
Purchases and retirement of common stock	—	(857)
Net issuance under equity plans, including tax benefits	245	165
Ending balance	29,833	30,554
Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1
Retained earnings
Beginning balance	337,551	478,584
Net income (loss)	(14,348)	(1,698)
Purchases and retirement of common stock (1)	—	(10,067)
Net issuance under equity plans, including tax benefits	(825)	(1,788)
Stock-based compensation	2,060	2,102
Ending balance	324,438	467,133
Accumulated other comprehensive income (loss)
Beginning balance, net of tax	(22,193)	(20,712)
Foreign currency translation adjustment before reclassification	(29)	915
Reclassified from accumulated other comprehensive income (loss) (2)	—	(973)
Foreign currency translation adjustment	(29)	(58)
Ending balance, net of tax	(22,222)	(20,770)
Total shareholders’ equity ending balance	$302,217	$446,364
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
(2)Foreign currency translation adjustments related to Labour Ready Temporary Services, Ltd. (“PeopleReady Canada”) that were recognized through net income (loss) upon the divestiture of the business during the thirteen weeks ended March 31, 2024.

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
During the thirteen weeks ended March 30, 2025, we performed our deferred tax asset realizability assessments, and as a result we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.
Our effective income tax rate for the thirteen weeks ended March 30, 2025 was (3.0)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 30, 2025	March 31, 2024
Net income (loss)	$(14,348)	$(1,698)

Weighted average number of common shares used in basic net income (loss) per common share	29,698	31,102
Dilutive effect of non-vested stock-based awards	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	29,698	31,102

Net income (loss) per common share:
Basic	$(0.48)	$(0.05)
Diluted	$(0.48)	$(0.05)

Anti-dilutive shares	1,501	1,269

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
Our PeopleSolutions reportable segment provides professional and specialized talent acquisition solutions, as well as workforce management and compliance services, through the following operating segments, which we have aggregated into one reportable segment in accordance with U.S. GAAP:
•Talent Solutions: Recruitment process outsourcing (“RPO”), health care talent acquisition services, and talent advisory; and
•PeopleScout MSP: Managed service provider (“MSP”) solutions, employer of record and payrolling, and compliance monitoring and risk management.
During the fiscal first quarter of 2025, as a result of the HSP acquisition, we renamed our historical ‘PeopleScout’ reportable segment to ‘PeopleSolutions,’ as well as our ‘PeopleScout RPO’ operating segment to ‘Talent Solutions.’
We evaluate performance based on segment revenue and segment profit (loss). Segment revenue is net of intercompany eliminations. Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present our revenue from services by segment, with a reconciliation to total company revenue. Also, the tables present significant segment expense categories regularly provided to the chief operating decision-maker (“CODM”) and included in the calculation of segment profit (loss). Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit (loss). Lastly, the tables include a reconciliation of segment profit (loss) to income (loss) before tax expense (benefit).

	Thirteen weeks ended
	March 30, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$189,305	$135,532	$45,417	$370,254
Cost of services	136,523	115,303	31,017
Selling, general and administrative expense	55,756	17,335	12,448
Segment profit (loss)	$(2,974)	$2,894	$1,952	$1,872
Corporate unallocated				(5,794)
Third-party processing fees for hiring tax credits				(90)
Amortization of software as a service assets				(1,093)
Acquisition/integration costs				(710)
Other costs, net				(1,498)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(6,810)
Income (loss) from operations				(14,123)
Interest and other income (expense), net				193
Income (loss) before tax expense (benefit)				$(13,930)

	Thirteen weeks ended
	March 31, 2024
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$222,661	$133,860	$46,332	$402,853
Cost of services	162,772	113,035	27,564
Selling, general and administrative expense	64,947	18,074	13,889
Segment profit (loss)	$(5,058)	$2,751	$4,879	$2,572
Corporate unallocated				(6,052)
Third-party processing fees for hiring tax credits				(90)
Amortization of software as a service assets				(1,343)
PeopleReady technology upgrade costs				(385)
COVID-19 government subsidies, net of fees				(44)
Other costs, net				(2,209)
Depreciation and amortization				(7,958)
Income (loss) from operations				(15,509)
Interest and other income (expense), net				1,599
Income (loss) before tax expense (benefit)				$(13,910)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help our clients improve productivity and grow their businesses. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. Our business strategy is focused on accelerating growth to capture market share, while enhancing our long-term profitability. Key elements of this strategy include advancement of our digital transformation, expansion in high-growth, less cyclical and under-penetrated end markets as well as high-value roles, and optimization of our business model to drive enhanced sales focus.
PeopleReady
PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce, across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects our clients with individuals looking for work through our network of branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, and allows our field resources to focus on sales, recruiting, and service delivery efforts. PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation positions through our PeopleReady Skilled Trades and RenewableWorks brands. Our primary focus at PeopleReady is the continued development of JobStack app features to enhance the user experience and create operational efficiencies, expansion in attractive end markets and optimization of our business model to enable a renewed focus on sales growth.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement, through our OnSite business, provides and manages contingent associates at clients’ facilities throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software (Stafftrack®) enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement is growing our client base across the transportation, manufacturing, and retail sectors, while creating efficiencies in our operating model.
PeopleSolutions
PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, across a wide variety of industries and primarily in the U.S., Canada, the United Kingdom and Australia. PeopleSolutions provides recruitment process outsourcing (“RPO”), health care talent acquisition services, managed service provider (“MSP”) solutions and talent advisory services through our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands. Our RPO solutions are generally multi-year in duration, highly scalable, and provide clients the support they need as their hiring volumes fluctuate. Our proprietary technology platform (Affinix®) uses machine learning to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Our health care talent acquisition services include long-term staffing and permanent hiring solutions, primarily focused on serving governmental agencies and education. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, payrolling, compliance monitoring and risk management. Our primary focus at PeopleSolutions is leveraging our strong brand reputations, deep expertise, tailored solutions, expansive footprint and proprietary technology to continue gaining market share in high-growth and under-penetrated end-markets, and expanding in higher-skilled placements.
Fiscal first quarter of 2025 summary
Total company revenue declined 8.1% to $370.3 million for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. Demand for temporary labor and permanent hiring continues to be soft, as clients focus on reducing operating costs and remain uncertain about future workforce needs.
Total company gross profit as a percentage of revenue declined to 23.3% for the thirteen weeks ended March 30, 2025, compared to 24.7% for the same period in the prior year. Changes in revenue mix toward our lower margin staffing businesses and pricing pressures were partially offset by lower workers’ compensation costs resulting from favorable development of prior year reserves.
Total company selling, general and administrative (“SG&A”) expense decreased 11.5% to $94.6 million for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. SG&A expense decreased as a result of operational cost management actions taken in response to the decline in demand for our services.
Income tax expense was $0.4 million for the thirteen weeks ended March 30, 2025, compared to an income tax benefit of $12.2 million for the same period in the prior year. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024, resulting in no current period income tax benefit for these jurisdictions.
The items above resulted in a net loss of $14.3 million for the thirteen weeks ended March 30, 2025, compared to a net loss of $1.7 million for the same period in the prior year.
As of March 30, 2025, we had cash and cash equivalents of $23.1 million, debt of $57.8 million, and $70.9 million available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $94.0 million.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	Mar 30, 2025	% of revenue	Mar 31, 2024	% of revenue
Revenue from services	$370,254		$402,853

Gross profit	$86,342	23.3%	$99,386	24.7%
Selling, general and administrative expense	94,621	25.6	106,937	26.5
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,844	1.5	7,958	2.0
Income (loss) from operations	(14,123)	(3.8)%	(15,509)	(3.8)%
Interest and other income (expense), net	193		1,599
Income (loss) before tax expense (benefit)	(13,930)		(13,910)
Income tax expense (benefit)	418		(12,212)
Net income (loss)	$(14,348)	(3.9)%	$(1,698)	(0.4)%

Net income (loss) per diluted share	$(0.48)		$(0.05)
Revenue from services

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	Growth (decline) %	Segment % of total	Mar 31, 2024	Segment % of total
Revenue from services:
PeopleReady	$189,305	(15.0)%	51.1%	$222,661	55.3%
PeopleManagement	135,532	1.2	36.6	133,860	33.2
PeopleSolutions	45,417	(2.0)	12.3	46,332	11.5
Total company	$370,254	(8.1)%	100.0%	$402,853	100.0%
Total company revenue declined 8.1% to $370.3 million for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. Demand for temporary labor and permanent hiring continues to be soft, as clients are hesitant to make staffing decisions due to uncertainty around future workforce needs and are utilizing their existing workforce to reduce operating costs.
PeopleReady
PeopleReady revenue declined 15.0% to $189.3 million for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. PeopleReady revenue declined as a result of continued labor market uncertainty, leading our clients to reduce their dependence on contingent labor to supplement their core workforce. Declines in demand were seen across most industries and geographies, with the most significant being in hospitality and manufacturing. Trends improved within our on-demand business toward the end of the quarter, and we are encouraged by recent new business wins within skilled trades.
PeopleManagement
PeopleManagement revenue grew 1.2% to $135.5 million for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. PeopleManagement revenue grew as a result of strong demand within our commercial driving business. Growth from commercial driving was partially offset by declines within our OnSite business, as clients continue to be hesitant to make significant changes to their workforce strategies after taking steps to reduce their dependence on variable labor. Trends improved within our OnSite business toward the end of the quarter, aided by new business wins.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions
PeopleSolutions revenue declined 2.0% to $45.4 million for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. PeopleSolutions organic revenue declined 26.4% for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. Revenue declined as clients continue to experience less employee turnover while also facing cost pressure, and labor market conditions have led to uncertainty around future workforce needs. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. The decline in revenue included the loss of a large hospitality client due to their decision to insource hiring for high-volume roles. Despite these challenges, we are executing our overall strategy of expanding into high-value professional roles and high-growth and under-penetrated end-markets with new business wins. Additionally, revenue from the recently acquired HSP business contributed 24.4% growth for the quarter, compared to the same period in the prior year.
Gross profit

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	Mar 31, 2024
Gross profit	$86,342	$99,386
Percentage of revenue	23.3%	24.7%
Gross profit as a percentage of revenue declined 140 basis points to 23.3% for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. Changes in revenue mix resulted in a contraction of 210 basis points, driven by revenue shifts toward our lower margin staffing businesses. Our staffing businesses contributed an additional 30 basis points of contraction as a result of pricing pressure typical of a low demand environment. Additional depreciation of certain software within PeopleSolutions, reported in cost of services, contributed 30 basis points of contraction. These contractions were partially offset by 130 basis points of expansion from lower workers’ compensation costs driven by favorable development of prior year reserves.
SG&A expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	Mar 31, 2024
Selling, general and administrative expense	$94,621	$106,937
Percentage of revenue	25.6%	26.5%
Total company SG&A expense decreased by $12.3 million, or 11.5% for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year. Operational cost management actions executed in response to the decline in demand for our services have resulted in a leaner cost structure, which strategically positions us to drive stronger profitability as industry demand rebounds.
Depreciation and amortization

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	Mar 31, 2024
Depreciation and amortization (exclusive of depreciation included in cost of services)	$5,844	$7,958
Percentage of revenue	1.5%	2.0%
Depreciation and amortization decreased for the thirteen weeks ended March 30, 2025, compared to the same period in the prior year, as certain intangible assets were fully amortized during 2024, primarily related to customer relationships. In the current year, depreciation of certain software within PeopleSolutions has been included in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income tax expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	Mar 31, 2024
Income (loss) before tax expense (benefit)	$(13,930)	$(13,910)
Income tax expense (benefit)	$418	$(12,212)
Effective income tax rate	(3.0)%	87.8%
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
For the thirteen weeks ended March 30, 2025, our income tax expense is related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. For the thirteen weeks ended March 31, 2024, the difference between the statutory federal rate of 21.0% and our effective income tax rate was primarily due to the federal Work Opportunity Tax Credit (“WOTC”).
The federal WOTC, our primary hiring tax credit, is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. WOTC is generally calculated as a percentage of wages over a twelve-month period up to worker maximums by targeted groups. Based on historical results and business trends, we estimate the amount of WOTC we expect to earn related to wages of the current year. However, the estimate is subject to variation because 1) a small percentage of our workers qualify for one or more of the many targeted groups; 2) the targeted groups are subject to different incentive credit rates and limitations; 3) credits fluctuate depending on economic conditions and qualified worker retention periods; and 4) state and federal offices can delay their credit certification processing and have inconsistent certification rates. We recognize an adjustment to prior year hiring tax credits if credits certified by government offices differ from original estimates. The U.S. Congress has approved the WOTC program through the end of 2025.
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
PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	% of revenue	Mar 31, 2024	% of revenue
Revenue from services	$189,305		$222,661
Cost of services	136,523	72.1%	162,772	73.1%
Selling, general and administrative expense	55,756	29.5%	64,947	29.2%
Segment profit (loss)	$(2,974)	(1.6)%	$(5,058)	(2.3)%

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment loss improved $2.1 million for the thirteen weeks ended March 30, 2025, and also improved as a percentage of revenue, compared to the same period in the prior year. Improvement was primarily due to lower workers’ compensation costs driven by favorable development of prior year reserves, partially offset by the relatively high level of fixed versus variable costs within SG&A expense which resulted in lower operating leverage as revenue declined.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	% of revenue	Mar 31, 2024	% of revenue
Revenue from services	$135,532		$133,860
Cost of services	115,303	85.1%	113,035	84.4%
Selling, general and administrative expense	17,335	12.8%	18,074	13.5%
Segment profit	$2,894	2.1%	$2,751	2.1%
PeopleManagement segment profit grew $0.1 million for the thirteen weeks ended March 30, 2025, and was unchanged as a percentage of revenue, compared to the same period in the prior year. Growth was primarily driven by higher revenue from the commercial driving business, coupled with a reduction in SG&A expense, which was the result of disciplined cost management actions to streamline our organizational structure and improve efficiency.
PeopleSolutions segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 30, 2025	% of revenue	Mar 31, 2024	% of revenue
Revenue from services	$45,417		$46,332
Cost of services	31,017	68.3%	27,564	59.5%
Selling, general and administrative expense	12,448	27.4%	13,889	30.0%
Segment profit	$1,952	4.3%	$4,879	10.5%
PeopleSolutions segment profit declined $2.9 million for the thirteen weeks ended March 30, 2025, and also declined as a percentage of revenue, compared to the same period in the prior year. These declines were a result of the decline in revenue, including the loss of a large hospitality client due to their decision to insource hiring for high-volume roles, the effects of which were softened by our cost management actions and inorganic growth from the acquisition of HSP.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy. As part of our strategic plan to optimize our business model, create efficiencies and bring our teams closer to our clients and associates, we continue to leverage existing systems, and refocus our team on sales efforts to deliver future growth.
Operating outlook
•We expect revenue growth for the fiscal second quarter of 2025 to be between -1% and 5% as compared to the same period in the prior year. This range assumes current market conditions continue, and includes 5% inorganic growth from the acquisition of HSP.
•We anticipate gross profit as a percentage of revenue to decline between 220 and 180 basis points for the fiscal second quarter of 2025, compared to the same period in the prior year, due to changes in business mix.
•For the fiscal second quarter of 2025, we anticipate SG&A expense to be between $91 million and $95 million, representing a decline compared to the same period in the prior year due to our cost management efforts.
•We expect basic weighted average shares outstanding to be approximately 30 million for the fiscal second quarter of 2025. This expectation does not include the impact of potential share repurchases.
•Due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, we expect minimal income tax expense for the fiscal second quarter of 2025.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity outlook
•We expect capital expenditures and spending for software as a service assets to be between $19 million and $23 million for fiscal 2025. Approximately $3 million relates to spending for software as a service assets.
LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of March 30, 2025, we had $23.1 million in cash and cash equivalents and $57.8 million debt outstanding. Under the Revolving Credit Facility, $2.7 million was utilized by outstanding standby letters of credit, leaving $194.5 million unused, of which $70.9 million is available for additional borrowing after considering our most restrictive covenant. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
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
Total collateral commitments decreased $7.9 million during the thirteen-week period ended March 30, 2025, primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

Page - 26

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
A summary of our cash flows for each period are as follows:

	Thirteen weeks ended
(in thousands)	Mar 30, 2025	Mar 31, 2024
Net cash used in operating activities	$(22,115)	$(14,239)
Net cash (used in) provided by investing activities	(23,968)	919
Net cash provided by (used in) financing activities	49,369	(13,662)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(230)	(604)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$3,056	$(27,586)
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
Net cash provided by accounts receivable collections through deleveraging during the thirteen weeks ended March 30, 2025 was partially offset by an increase in days sales outstanding of approximately two days for the fiscal first quarter of 2025 compared to the fiscal fourth quarter of 2024, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was primarily related to timing of payments to vendors as well as a decrease in certain accrued expenses that fluctuate with revenue. In addition, our workers’ compensation claims reserve for estimated claims decreases due to the decline in contingent labor services and favorable adjustments to the prior year’s reserve, as was the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, business acquisitions, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
The primary use of cash for investing activities during the thirteen weeks ended March 30, 2025 was the acquisition of HSP. In addition, capital expenditures included continued investments to upgrade our PeopleReady on-demand technology platform. Cash used was partially offset by cash provided by maturities of restricted investments to pay workers’ compensation claims.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash provided by financing activities during the thirteen weeks ended March 30, 2025 was due to draws on our Revolving Credit Facility, primarily to fund the acquisition of HSP and finance working capital needs. While we did not execute share repurchases during the quarter, $33.5 million remains available for repurchase under existing authorizations as of March 30, 2025. We are limited to $25.0 million in aggregate share repurchases in any twelve-month period by our financial covenants.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. The following has been updated to reflect changes made during the thirteen weeks ended March 30, 2025.

Page - 27

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
•PeopleReady (excluding RenewableWorks) has a large, diverse set of clients, generally with frequent, low dollar invoices due to the daily nature of the work we perform. This results in high turnover in accounts receivable.
•Centerline Drivers (“Centerline”) has a mix of client sizes, many with low dollar weekly invoices, but other clients that are invoiced on a consolidated basis, resulting in a high concentration of revenue related to its top 10 clients. Payment terms are slightly longer than PeopleReady.
•Our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands have a smaller number of clients in a variety of industries, and are generally invoiced monthly on a consolidated basis. Invoice amounts are generally higher for these brands than our other businesses, with longer payment terms than PeopleReady and Centerline. These businesses also have significant balances due from governmental entities.
•Our Staff Management | SMX and SIMOS Insourcing Solutions brands have a smaller number of clients, and follow a contractual billing schedule. These clients generally operate in the manufacturing, warehousing and distribution industries and have longer payment terms than our other businesses.
•Our RenewableWorks brand has a small number of large clients that operate in the energy industry, generally with high dollar invoices, and follows a contractual billing schedule. Payment terms are slightly longer than most of our other businesses.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of March 30, 2025 were Centerline, PeopleScout RPO, PeopleScout MSP, and HSP.
During the fiscal first quarter of 2025, we continue to see decreased demand for many of our services, as well as overall economic uncertainty and a sustained decrease in our stock price. Future events and changing market conditions may impact management's assumptions used to estimate each reporting units’ fair value and could give rise to an impairment. We will continue to closely monitor the operational performance of our reporting units with goodwill balances.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and have not changed materially.

Page - 28

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
During the fiscal first quarter of 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of March 30, 2025.
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
This Form 10-Q should be read in conjunction with the risk factors set forth in Part I, Item 1A of our Annual Report filed on Form 10-K for the year ended December 29, 2024. With the exception of the risk factors noted below, which update the risk factors in our Annual Report filed on Form 10-K for the year ended December 29, 2024, there have been no material changes from the risk factors previously disclosed therein.
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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. Our profitability is sensitive to decreases in demand. National and global economic activity is slowed by many factors, including rising interest rates, recessionary periods, inflation, changes in international trade policies, declining consumer confidence, political and legislative policy changes, reductions in government funding, international conflict or instability, epidemics, other significant health concerns, and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to the coronavirus pandemic (“COVID-19”) and the resulting supply chain disruptions in the manufacturing and renewable energy sectors we serve. Global pandemics or other disruptions to the supply chain may impact our financial condition or results of operations and could have a material impact on the businesses or productivity of our clients, employees, associates and other partners.
A deterioration in economic conditions, global supply chain issues, political instability, tariffs, rising energy prices, a recession or fear of a recession, and the related governmental responses to these concerns, or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business. During challenging economic times or in the event of a reduction or elimination of government funding, our clients, including but not limited to those that rely on government support, may face reduced demand for their services, reduced revenue, and issues gaining access to sufficient credit, which has resulted in and could in the future result in a reduction in the need for our services, or an impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, it may adversely affect our results of operations.
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

Page - 30

Acquisitions may have an adverse effect on our business.
We may make additional acquisitions as part of our business strategy. However, this strategy may be impeded and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth. Despite diligence and integration planning, acquisitions may also present challenges in bringing together different work cultures and personnel. Acquisitions into new markets could be more difficult for us to forecast or predict business trends, or may come with dependencies with which we have less experience. Difficulties in integrating our acquisitions, including attracting and retaining talent to grow and manage these acquired businesses, may adversely affect our results of operations.
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
RISKS RELATED TO OUR INDUSTRY
Our business is subject to evolving regulations and stakeholders’ expectations that could expose us to numerous risks.
Institutional, individual and other investors, proxy advisor services, regulatory authorities, clients, employees and other stakeholders are increasingly focused on the practices of companies, including sustainability, human capital management, data privacy and security, supply chains (including human rights issues) and climate change, among other topics. These requirements, expectations, and/or frameworks, which can include assessments and ratings published by third-party firms, are not synchronized and vary by stakeholder, industry, and geography. Our reputation could be affected by our position, or silence, regarding one or more of these initiatives.
These evolving stakeholder expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments and targets related to these initiatives present numerous operational, regulatory, reputational, financial, legal, and other risks and impacts. Our efforts in this area may result in a significant increase in costs and may nevertheless not meet, or conflict with, investor, client or other stakeholder expectations and evolving standards or regulatory requirements. Such costs or conflicts may negatively impact our financial results, our reputation, our ability to attract and retain employees, our attractiveness as a service provider, investment or business partner, or may expose us to government enforcement actions, litigation, and actions by shareholders or stakeholders.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 30, 2025.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
12/30/2024 through 1/26/2025	—	$—	—	$33.5 million
1/27/2025 through 2/23/2025	707	$7.27	—	$33.5 million
2/24/2025 through 3/30/2025	—	$—	—	$33.5 million
Total	707	$7.27	—
(1)During the thirteen weeks ended March 30, 2025, we purchased 707 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of March 30, 2025, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Page - 31

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal first quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	5/5/2025
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	5/5/2025
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Jason M. Embick	5/5/2025
	Signature	Date
By:	Jason M. Embick, Chief Accounting Officer, Senior Vice President

Page - 34