Form 10-Q
period 2025-06-29
TrueBlue, Inc.
filed 2025-08-04
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2025, there were 29,900,868 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	June 29, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$21,899	$22,536
Accounts receivable, net of allowance of $876 and $1,009, respectively	225,744	214,704
Prepaid expenses and other current assets	34,884	31,786
Income tax receivable	4,327	8,067
Total current assets	286,854	277,093
Property and equipment, net	85,143	89,602
Restricted cash, cash equivalents and investments	154,054	179,916
Deferred income taxes, net	880	886
Goodwill	42,569	24,543
Intangible assets, net	19,410	5,863
Operating lease right-of-use assets, net	44,822	47,334
Workers’ compensation claims receivable, net	28,317	38,343
Other assets, net	10,735	11,796
Total assets	$672,784	$675,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$37,085	$45,599
Accrued wages and benefits	60,942	61,380
Income tax payable	617	315
Current portion of workers’ compensation claims reserve	28,296	34,729
Current operating lease liabilities	11,030	11,127
Other current liabilities	10,086	6,975
Total current liabilities	148,056	160,125
Workers’ compensation claims reserve, less current portion	81,156	105,063
Long-term debt	53,800	7,600
Long-term deferred compensation liabilities	38,302	38,109
Long-term operating lease liabilities	45,270	47,805
Other long-term liabilities	1,008	1,315
Total liabilities	367,592	360,017

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,892,179 and 29,588,363 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,587)	(22,193)
Retained earnings	326,778	337,551
Total shareholders’ equity	305,192	315,359
Total liabilities and shareholders’ equity	$672,784	$675,376
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue from services	$396,299	$396,230	$766,553	$799,083
Cost of services	302,735	291,807	586,647	595,274
Gross profit	93,564	104,423	179,906	203,809
Selling, general and administrative expense	89,798	97,018	184,419	203,955
Depreciation and amortization (exclusive of depreciation included in cost of services)	6,507	7,691	12,351	15,649
Goodwill and intangible asset impairment charge	200	59,674	200	59,674
Income (loss) from operations	(2,941)	(59,960)	(17,064)	(75,469)
Interest and other income (expense), net	2,903	1,741	3,096	3,340
Income (loss) before tax expense	(38)	(58,219)	(13,968)	(72,129)
Income tax expense	122	46,491	540	34,279
Net income (loss)	$(160)	$(104,710)	$(14,508)	$(106,408)

Net income (loss) per common share:
Basic	$(0.01)	$(3.45)	$(0.49)	$(3.46)
Diluted	$(0.01)	$(3.45)	$(0.49)	$(3.46)

Weighted average shares outstanding:
Basic	29,856	30,349	29,777	30,725
Diluted	29,856	30,349	29,777	30,725

Other comprehensive income (loss):
Foreign currency translation adjustment	$635	$221	$606	$163
Comprehensive income (loss)	$475	$(104,489)	$(13,902)	$(106,245)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(14,508)	$(106,408)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	14,312	15,649
Goodwill and intangible asset impairment charge	200	59,674
Provision for credit losses	435	630
Stock-based compensation	4,421	4,844
Deferred income taxes	(113)	33,997
Non-cash lease expense	5,524	6,200
Other operating activities	(1,438)	(3,118)
Changes in operating assets and liabilities:
Accounts receivable	2,260	21,061
Income taxes receivable and payable	279	430
Other assets	8,592	8,246
Accounts payable and other accrued expenses	(10,199)	(18,849)
Accrued wages and benefits	(10,808)	(14,753)
Workers’ compensation claims reserve	(30,340)	(18,537)
Operating lease liabilities	(5,688)	(6,139)
Other liabilities	3,162	1,011
Net cash used in operating activities	(33,909)	(16,062)
Cash flows from investing activities:
Capital expenditures	(8,936)	(13,279)
Acquisition of business, net of cash acquired	(30,140)	—
Proceeds from business divestiture, net	—	2,928
Payments for company-owned life insurance	—	(4,000)
Purchases of restricted held-to-maturity investments	—	(10,180)
Maturities of restricted held-to-maturity investments	19,285	19,220
Net cash used in investing activities	(19,791)	(5,311)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(16,986)
Net proceeds from employee stock purchase plans	256	417
Common stock repurchases for taxes upon vesting of restricted stock	(942)	(2,143)
Net change in revolving credit facility	46,200	—
Other	(396)	(1,807)
Net cash provided by (used in) financing activities	45,118	(20,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(70)	(557)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(8,652)	(42,449)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	61,100	99,306
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$52,448	$56,857

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,548	$498
Income taxes, net of refunds	$571	$(199)
Operating lease liabilities	$7,280	$7,635
Non-cash transactions:
Property and equipment purchased but not yet paid	$875	$1,864
Divestiture non-cash consideration	$—	$600
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,856	$6,654
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the twenty-six weeks ended June 29, 2025 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
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

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, a sale or disposition of a significant portion of a reporting unit, or a sustained decrease in stock price. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of June 29, 2025 were Centerline, PeopleScout, and HSP.
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
We performed our annual impairment test for goodwill as of the first day of the fiscal second quarter of 2025, which did not result in impairment of goodwill for any reporting unit. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment test, valuation methodologies, and inputs used in the fair value measurements.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets for trademarks related to businesses within our PeopleManagement and PeopleSolutions segments. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant changes in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or a sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.
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
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trademarks. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.
We performed our annual impairment test for indefinite-lived intangible assets as of the first day of the fiscal second quarter of 2025, which resulted in an impairment of $0.2 million to our SMX trademark. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment test, impairment charges, valuation methodologies, and inputs used in the fair value measurements.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Government assistance
As there is limited U.S. GAAP accounting guidance specific to for-profit business entities that receive government assistance, we have elected to analogize to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we recognize government assistance on a systematic basis over the periods in which we recognize the related costs for which the grant is intended to compensate, but only when there is reasonable assurance we will comply with all conditions attached to the grant and there is reasonable assurance the assistance will be received. We have interpreted “reasonable assurance” to mean “probable,” as defined in loss contingencies guidance in U.S. GAAP.
During the fiscal second quarter of 2025, we determined the reasonable assurance criteria was met for certain payroll tax credits for which recognition was previously deferred. As a result, $3.2 million and $6.0 million was recognized within cost of services and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 29, 2025. This also resulted in a reversal of previously accrued interest related to these benefits of $2.1 million, offset by recognition of related professional fees of $0.6 million, which were recorded within interest and other income (expense), net and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 29, 2025.
Based on the reasonable assurance criteria, we deferred recognition of certain benefits of $4.7 million and $15.7 million as of June 29, 2025 and December 29, 2024, respectively, until recognition becomes probable, which are included in accrued wages and benefits on our Consolidated Balance Sheets.
Recently adopted accounting standards
There were no new accounting standards adopted during the twenty-six weeks ended June 29, 2025 that had a material impact on our financial statements.
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

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2:    ACQUISITION
Effective January 31, 2025, we acquired all of the outstanding equity interests of HSP. HSP is a long-term staffing and permanent hiring solutions provider, primarily focused on healthcare positions in the U.S. This acquisition allows us to expand revenue in the healthcare end-market while also diversifying our business.
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired, and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.2 million. The purchase price is subject to further adjustment based on HSP’s final pre-close liabilities and working capital amounts. As part of the share purchase agreement, certain HSP employees can earn up to an additional $14.0 million based on the financial performance of the business over the next two years, which we have concluded should be treated as compensation expense. Any amounts probable of being paid out under the agreement are expensed over the required service period. We incurred acquisition-related costs of $0.8 million for the twenty-six weeks ended June 29, 2025, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table reflects our preliminary allocation of the purchase price to our best estimate of the fair value of assets acquired and liabilities assumed using information available as of the acquisition date. Immaterial measurement period adjustments made to the fair value of assets acquired and liabilities assumed during the fiscal second quarter of 2025 have been reflected in the table below. Our preliminary purchase price allocation may be adjusted further as more information becomes available about facts and circumstances that existed as of the acquisition date, primarily related to the settlement of assets and liabilities acquired.

(in thousands)	Purchase price allocation
Purchase price allocated as follows:
Cash and cash equivalents	$5,042
Accounts receivable	13,735
Prepaid expenses, deposits and other current assets	216
Operating lease right-of-use assets	97
Intangible assets	14,950
Total assets acquired	34,040
Accounts payable and other accrued expenses	2,233
Accrued wages and benefits	10,369
Income tax payable	3,650
Operating lease liabilities	97
Total liabilities assumed	16,349
Net identifiable assets acquired	17,691
Goodwill (1)	17,491
Total cash consideration transferred	$35,182
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
The following table sets forth the components of identifiable intangible assets acquired, including immaterial measurement period adjustments, as of January 31, 2025:

(in thousands, except percentages and estimated useful lives, in years)	Estimated fair value	Estimated useful life in years	Valuation method	Discount rate
Customer relationships	$14,300	6	Multi-period excess earnings	17.0%
Trade names/trademarks	650	7	Relief from royalty	17.0%
Total acquired identifiable intangible assets	$14,950

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The acquired assets and assumed liabilities of HSP are included on our Consolidated Balance Sheets as of June 29, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from February 1, 2025 to June 29, 2025. The amount of revenue and income from operations for HSP included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $27.7 million and $0.6 million for the twenty-six weeks ended June 29, 2025, respectively. HSP results have been combined with our historical PeopleScout segment, which was renamed PeopleSolutions beginning in 2025. We concluded the acquisition of HSP was not material to our consolidated results of operations and, as such, pro forma financial information was not required.
NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 29, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$21,899	$21,899	$—	$—
Restricted cash and cash equivalents	30,549	30,549	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$52,448	$52,448	$—	$—

Municipal debt securities	$18,516	$—	$18,516	$—
Corporate debt securities	55,341	—	55,341	—
Agency mortgage-backed securities	5,385	—	5,385	—
U.S. government and agency securities	982	—	982	—
Restricted investments classified as held-to-maturity (2)	$80,224	$—	$80,224	$—

	December 29, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$22,536	$22,536	$—	$—
Restricted cash and cash equivalents	38,564	38,564	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$61,100	$61,100	$—	$—

Municipal debt securities	$22,355	$—	$22,355	$—
Corporate debt securities	63,512	—	63,512	—
Agency mortgage-backed securities	11,754	—	11,754	—
U.S. government and agency securities	971	—	971	—
Restricted investments classified as held-to-maturity (2)	$98,592	$—	$98,592	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds and deposits.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
In addition to assets that are recorded at fair value on a recurring basis, impairment tests may subject our reporting units with goodwill and other intangible assets to nonrecurring fair value measurement. We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of the first day of fiscal second quarter of 2025. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For our annual goodwill impairment test as of the first day of fiscal second quarter of 2025, the fair value of each reporting unit was estimated using an equal weighting of the income and market approaches. The various inputs to these fair value models are considered Level 3. As a result of the test, all of our reporting units with remaining goodwill had a fair value in excess of their respective carrying value.
For our annual indefinite-lived intangible asset impairment test as of the first day of fiscal second quarter of 2025, the fair value of our trademarks were estimated utilizing the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, our SMX trademark with a carrying value of $2.7 million was written down to its fair value, and an impairment charge of $0.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2025.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	June 29, 2025	December 29, 2024
Cash collateral held by insurance carriers	$7,625	$22,387
Cash and cash equivalents held in Trust	22,620	15,406
Investments held in Trust	80,218	99,506
Company-owned life insurance policies	43,287	41,846
Other restricted cash and cash equivalents	304	771
Total restricted cash, cash equivalents and investments	$154,054	$179,916
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
The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of June 29, 2025 and December 29, 2024, were as follows:

	June 29, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$18,544	$—	$(28)	$18,516
Corporate debt securities	55,343	429	(431)	55,341
Agency mortgage-backed securities	5,333	52	—	5,385
U.S. government and agency securities	998	—	(16)	982
Total held-to-maturity investments	$80,218	$481	$(475)	$80,224

	December 29, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$22,490	$—	$(135)	$22,355
Corporate debt securities	64,313	144	(945)	63,512
Agency mortgage-backed securities	11,703	68	(17)	11,754
U.S. government and agency securities	1,000	—	(29)	971
Total held-to-maturity investments	$99,506	$212	$(1,126)	$98,592

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 29, 2025
(in thousands)	Amortized cost	Fair value
Due in one year or less	$35,648	$35,418
Due after one year through five years	44,570	44,806
Total held-to-maturity investments	$80,218	$80,224
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at June 29, 2025 and June 30, 2024, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Unrealized gains	$2,846	$303	$1,441	$2,722
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Twenty-six weeks ended
(in thousands)	June 29, 2025	June 30, 2024
Beginning balance	$1,009	$2,005
Current period provision	435	630
Write-offs	(568)	(1,785)
Foreign currency translation	—	(1)
Ending balance	$876	$849
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	June 29, 2025	December 29, 2024
Prepaid software agreements	$9,020	$8,501
Other prepaid expenses	4,728	6,329
Assets held-for-sale	11,759	11,759
Other current assets	9,377	5,197
Prepaid expenses and other current assets	$34,884	$31,786

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets held-for-sale
As of June 29, 2025 and December 29, 2024, all criteria for classifying our Tacoma headquarters office building as held-for-sale were met. Completion of the sale of the building is expected within a year from June 29, 2025. The estimated fair value of the disposal group, less costs to sell, continues to exceed its carrying value of $11.8 million, and therefore no impairment charge was recorded during the twenty-six weeks ended June 29, 2025.
Other current liabilities
The balance of other current liabilities was made up of the following:

(in thousands)	June 29, 2025	December 29, 2024
Contingent legal liabilities	$7,332	$3,298
Other current liabilities	2,754	3,677
Other current liabilities	$10,086	$6,975
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total company
Balance at	December 29, 2024
Goodwill before impairment		$105,284	$81,092	$141,694	$328,070
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	23,052	24,543

Acquired goodwill (1)		—	—	17,491	17,491
Foreign currency translation		—	—	535	535

Balance at	June 29, 2025
Goodwill before impairment		105,284	81,092	159,720	346,096
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		$—	$1,491	$41,078	$42,569
(1)Effective January 31, 2025, the company acquired HSP. The goodwill associated with the acquisition has been assigned to the HSP reporting unit, and included within the PeopleSolutions reportable segment (previously known as PeopleScout) based on our preliminary purchase price allocation. Refer to Note 2: Acquisition for additional details.
Effective March 31, 2025 (the first day of our fiscal second quarter of 2025), we combined our PeopleScout RPO and PeopleScout MSP reporting units into one reporting unit, PeopleScout. This change coincided with the elimination of PeopleScout MSP as an operating segment within the PeopleSolutions reportable segment (refer to Note 13: Segment Information for additional details). Immediately before the combination, we tested the PeopleScout RPO reporting unit, with a remaining goodwill balance of $22.4 million, and the PeopleScout MSP reporting unit, with a remaining goodwill balance of $0.8 million, for impairment. The PeopleScout RPO reporting unit’s fair value was substantially in excess of its carrying value, and the PeopleScout MSP reporting unit’s fair value approximated its carrying value. After combining the reporting units, the fair value of the PeopleScout reporting unit was substantially in excess of its carrying value. As a result, no impairment charge was recognized.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We performed our annual impairment test as of the first day of our fiscal second quarter of 2025, for our reporting units with remaining goodwill: Centerline, PeopleScout and HSP. The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 14.5% to 16.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test.
The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for HSP, for which the estimated fair value was in excess of its carrying value by approximately 5%. This level of headroom is expected, due to the short amount of time that has passed between the acquisition date, when the carrying value of the reporting unit approximated its fair value, and our annual impairment test as of the first day of our fiscal second quarter of 2025. The goodwill balance for HSP as of June 29, 2025 was $17.5 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.
Additionally, following performance of the annual impairment test we did not identify any events or conditions that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 29, 2025. Accordingly, no impairment charge was recognized during the thirteen or twenty-six weeks ended June 29, 2025.
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	June 29, 2025			December 29, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$14,300	$(993)	$13,307	$2,637	$(2,448)	$189
Trade names/trademarks	2,434	(931)	1,503	1,632	(758)	874
Total finite-lived intangible assets	$16,734	$(1,924)	$14,810	$4,269	$(3,206)	$1,063
(1)Excludes assets that are fully amortized.
The gross carrying amounts as of June 29, 2025 include preliminary fair valuation of customer relationships and trade names/trademarks of $14.3 million and $0.7 million, respectively, related to the acquisition of HSP. Refer to Note 2: Acquisition for additional details.
Amortization expense of our finite-lived intangible assets was $1.3 million and $2.9 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
We did not identify any events or conditions that make it more likely than not an impairment of our finite-lived intangible assets may have occurred during the thirteen or twenty-six weeks ended June 29, 2025.
Indefinite-lived intangible assets
We held indefinite-lived trademarks of $4.6 million and $4.8 million as of June 29, 2025 and December 29, 2024, respectively, related to brands within our PeopleManagement and PeopleSolutions segments.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of our annual impairment test as of the first day of our fiscal second quarter of 2025, we concluded that the carrying amount of a trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2025. The charge was primarily driven by an increase in the discount rate of 1.0% since our last impairment test. The remaining balance for this trademark was $2.5 million as of June 29, 2025. The fair value of the trademark related to the PeopleSolutions segment was in excess of its carrying amount of $2.1 million as of June 29, 2025, and therefore did not result in an impairment.
Additionally, following performance of the annual impairment test, we did not identify any additional events or conditions that make it more likely than not an additional impairment may have occurred. Accordingly, no further impairment charge was recognized during the thirteen or twenty-six weeks ended June 29, 2025.

Page - 15

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 4 years as of June 29, 2025. The weighted average discount rate was 3.0% and 2.7% at June 29, 2025 and December 29, 2024, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 29, 2025	December 29, 2024
Undiscounted workers’ compensation reserve (1)	$120,421	$152,803
Less discount on workers’ compensation reserve	10,969	13,011
Workers’ compensation reserve, net of discount	109,452	139,792
Less current portion	28,296	34,729
Long-term portion	$81,156	$105,063
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $23.3 million and $21.6 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The discounted workers’ compensation reserve for excess claims was $28.4 million and $38.6 million as of June 29, 2025 and December 29, 2024, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $28.3 million and $38.3 million as of June 29, 2025 and December 29, 2024, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $5.3 million and $4.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively, and $6.5 million and $10.1 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. On June 27, 2025, we entered into the first amendment to our credit agreement (“First Amendment”), which modified the definition of “Consolidated EBITDA” in our financial covenants to exclude certain workforce reduction and lease exit costs for a limited period, as well as certain other provisions of the Revolving Credit Facility.
As of June 29, 2025, $53.8 million was drawn on the Revolving Credit Facility, which included $40.0 million of one-month Term Secured Overnight Financing Rate (“SOFR”) Loans and $13.8 million of Swingline loans, while $2.7 million was utilized by outstanding standby letters of credit, leaving $198.5 million unused under the Revolving Credit Facility. We are constrained by our most restrictive covenant, making $79.0 million available for additional borrowing. As of December 29, 2024, $7.6 million was drawn on the Revolving Credit Facility as a Swingline loan and $2.7 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.00%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. As of June 29, 2025, the outstanding balance under Term SOFR loans carried an applicable spread on the base rate of 3.50% and a base rate of 4.42%, resulting in an interest rate of 7.92%. The Term SOFR loans were primarily used to fund the acquisition of HSP.
Under a Swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. As of June 29, 2025, the applicable spread on the base rate was 2.50% and the base rate was 7.50%, resulting in an interest rate of 10.00%.
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
The following financial covenants, as defined in the First Amendment of our Revolving Credit Facility, were in effect as of June 29, 2025:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the ratio of (a) trailing twelve months Consolidated EBITDA, adjusted for certain cash inflows and outflows to (b) cash interest expense. As of June 29, 2025, our consolidated fixed charge coverage ratio was 4.17.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of June 29, 2025, our asset coverage ratio was 2.40.

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
As of June 29, 2025, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 29, 2025	December 29, 2024
Cash collateral held by workers’ compensation insurance carriers	$3,321	$18,082
Cash and cash equivalents held in Trust	22,620	15,406
Investments held in Trust	80,218	99,506
Letters of credit (1)	2,605	2,605
Surety bonds (2)	21,116	19,831
Total collateral commitments	$129,880	$155,430
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

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Common stock shares
Beginning balance	29,833	30,554	29,588	31,246
Purchases and retirement of common stock	—	(632)	—	(1,489)
Net issuance under equity plans, including tax benefits	59	37	304	202
Ending balance	29,892	29,959	29,892	29,959
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	324,438	467,133	337,551	478,584
Net income (loss)	(160)	(104,710)	(14,508)	(106,408)
Purchases and retirement of common stock (1)	—	(6,919)	—	(16,986)
Net issuance under equity plans, including tax benefits	139	66	(686)	(1,722)
Stock-based compensation	2,361	2,742	4,421	4,844
Ending balance	326,778	358,312	326,778	358,312
Accumulated other comprehensive income (loss)
Beginning balance, net of tax	(22,222)	(20,770)	(22,193)	(20,712)
Foreign currency translation adjustment before reclassification	635	221	606	1,136
Reclassified from accumulated other comprehensive income (loss) (2)	—	—	—	(973)
Foreign currency translation adjustment	635	221	606	163
Ending balance, net of tax	(21,587)	(20,549)	(21,587)	(20,549)
Total shareholders’ equity ending balance	$305,192	$337,764	$305,192	$337,764
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

Page - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Shareholder Rights Agreement
On May 14, 2025, our Board of Directors (“Board”) adopted a limited duration shareholder rights agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, TrueBlue issued, by means of a dividend, one preferred share purchase right (a “Right”) for each outstanding share of TrueBlue common stock to shareholders of record on May 28, 2025. Initially, these Rights are not exercisable and will trade with, and be represented by, the shares of TrueBlue common stock. If exercisable, each Right will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred”) of the Company at a price of $30 per one one-hundredth of a share of Series A Preferred, subject to certain anti-dilution adjustments.
The Rights are not exercisable until the earlier of (a) ten days after a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% (or 20% in the case of a passive institutional investor) or more of TrueBlue common stock (including certain synthetic equity positions created by derivative securities, which are treated as beneficial ownership of the number of shares of TrueBlue common stock equivalent to the economic exposure created by the synthetic equity position, subject to certain specified conditions) (an “Acquiring Person”) or (b) ten business days (or a later date determined by our Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.
The Rights Agreement will expire on May 13, 2026, unless prior to such date shareholder approval has been obtained to extend the term of the Rights Agreement, or the Rights are earlier redeemed, exchanged or terminated by the Company, as provided in the Rights Agreement.
The Rights Agreement is intended to reduce the likelihood that any entity, person or group is able to gain control of TrueBlue through open market accumulation without paying all shareholders an appropriate control premium or providing the Board with sufficient opportunity to make informed judgments and take actions that are in the best interests of all shareholders. The Rights Agreement is not intended to interfere with any merger or other business combinations approved by the Board.
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
During the twenty-six weeks ended June 29, 2025, we performed our deferred tax asset realizability assessments and, as a result, we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2025, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.
Our effective income tax rate for the twenty-six weeks ended June 29, 2025 was (3.9)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. We are in the process of evaluating the impact of the OBBBA on our financial statements, but we do not anticipate it to be material.

Page - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$(160)	$(104,710)	$(14,508)	$(106,408)

Weighted average number of common shares used in basic net income (loss) per common share	29,856	30,349	29,777	30,725
Dilutive effect of non-vested stock-based awards	—	—	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	29,856	30,349	29,777	30,725

Net income (loss) per common share:
Basic	$(0.01)	$(3.45)	$(0.49)	$(3.46)
Diluted	$(0.01)	$(3.45)	$(0.49)	$(3.46)

Anti-dilutive shares	1,863	1,530	1,689	1,399

Page - 21

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
Our PeopleSolutions reportable segment provides professional and specialized talent acquisition solutions, as well as workforce management and compliance services.
During the fiscal first quarter of 2025, as a result of the HSP acquisition, we renamed our historical ‘PeopleScout’ reportable segment to ‘PeopleSolutions’. During the fiscal second quarter of 2025, we eliminated PeopleScout MSP as an operating segment for segment reporting purposes, as our chief operating decision-maker (“CODM”) no longer regularly reviews the operating results of PeopleScout MSP, consistent with our strategy to simplify our operational structure.
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
The following tables present our revenue from services by segment, with a reconciliation to total company revenue. Also, the tables present significant segment expense categories regularly provided to the CODM and included in the calculation of segment profit (loss). Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit (loss). Lastly, the tables include a reconciliation of segment profit (loss) to income (loss) before tax expense.

Page - 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Thirteen weeks ended
	June 29, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$213,226	$133,895	$49,178	$396,299
Cost of services	158,267	113,065	33,469
Selling, general and administrative expense	53,429	16,729	13,175
Segment profit	$1,530	$4,101	$2,534	$8,165
Corporate unallocated				(5,520)
Third-party processing fees for hiring tax credits				60
Amortization of software as a service assets				(1,036)
Acquisition/integration costs				(153)
Goodwill and intangible asset impairment charge				(200)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(3,445)
Other costs, net				(1,883)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(7,502)
Income (loss) from operations				(2,941)
Interest and other income (expense), net				2,903
Income (loss) before tax expense				$(38)

	Thirteen weeks ended
	June 30, 2024
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$223,409	$131,751	$41,070	$396,230
Cost of services	160,229	110,645	23,655
Selling, general and administrative expense	62,786	17,711	13,985
Segment profit	$394	$3,395	$3,430	$7,219
Corporate unallocated				(6,150)
Third-party processing fees for hiring tax credits				(90)
Amortization of software as a service assets				(1,452)
Goodwill and intangible asset impairment charge				(59,674)
PeopleReady technology upgrade costs				(39)
COVID-19 government subsidies, net of fees				9,696
Workforce reduction costs				(1,500)
Other costs, net				(279)
Depreciation and amortization				(7,691)
Income (loss) from operations				(59,960)
Interest and other income (expense), net				1,741
Income (loss) before tax expense				$(58,219)

Page - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Twenty-six weeks ended
	June 29, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$402,531	$269,427	$94,595	$766,553
Cost of services	294,790	228,368	64,486
Selling, general and administrative expense	109,185	34,064	25,623
Segment profit (loss)	$(1,444)	$6,995	$4,486	$10,037
Corporate unallocated				(11,314)
Third-party processing fees for hiring tax credits				(30)
Amortization of software as a service assets				(2,129)
Acquisition/integration costs				(863)
Goodwill and intangible asset impairment charge				(200)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(4,845)
Other costs, net				(1,981)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(14,312)
Income (loss) from operations				(17,064)
Interest and other income (expense), net				3,096
Income (loss) before tax expense				$(13,968)

	Twenty-six weeks ended
	June 30, 2024
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$446,070	$265,611	$87,402	$799,083
Cost of services	323,001	223,680	51,219
Selling, general and administrative expense	127,733	35,785	27,874
Segment profit (loss)	$(4,664)	$6,146	$8,309	$9,791
Corporate unallocated				(12,202)
Third-party processing fees for hiring tax credits				(180)
Amortization of software as a service assets				(2,795)
Goodwill and intangible asset impairment charge				(59,674)
PeopleReady technology upgrade costs				(424)
COVID-19 government subsidies, net of fees				9,652
Workforce reduction costs				(3,560)
Other costs, net				(428)
Depreciation and amortization				(15,649)
Income (loss) from operations				(75,469)
Interest and other income (expense), net				3,340
Income (loss) before tax expense				$(72,129)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 24

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of digitally-enabled, specialized workforce solutions that connect employers and talent with precision and scale. Backed by decades of experience, a national footprint, an expansive talent network, deep local market insight, and global RPO reach, TrueBlue delivers total workforce solutions across the world's largest staffing markets. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. Our business strategy is focused on accelerating growth to capture market share, while enhancing our long-term profitability. Key elements of this strategy include accelerating our digital transformation across the enterprise; strategically expanding our presence in high-growth, under-penetrated end markets as well as high-skill, high-value talent segments; optimizing our sales function to accelerate growth and capture market demand; and maintaining operational excellence to deliver efficiencies and enhance long-term profitability.
PeopleReady
PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce, across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects our clients with individuals looking for work through our network of branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, and allows our field resources to focus on sales, recruiting, and service delivery efforts. PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation positions through our PeopleReady Skilled Trades and RenewableWorks brands. Our primary focus at PeopleReady is the continued development of JobStack app features to enhance the user experience and create operational efficiencies, expansion in attractive end markets, and optimization of our business model to enable a renewed focus on sales growth.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement provides and manages contingent associates at clients’ facilities throughout the U.S., Canada and Puerto Rico, through our OnSite businesses. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software (Stafftrack®) enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement is growing our client base across the transportation, manufacturing, and retail sectors, while creating efficiencies in our operating model.
PeopleSolutions
PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, across a wide variety of industries and primarily in the U.S., Canada, the United Kingdom and Australia. PeopleSolutions provides recruitment process outsourcing (“RPO”), healthcare talent acquisition services, managed service provider (“MSP”) solutions, and talent advisory services through our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands. Our RPO solutions are generally multi-year in duration, highly scalable, and provide clients the support they need as their hiring volumes fluctuate. Our proprietary technology platform (Affinix®) uses artificial intelligence to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Our healthcare talent acquisition services include long-term staffing and permanent hiring solutions, primarily focused on serving governmental agencies and educational institutions. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, payrolling, compliance monitoring and risk management. Our primary focus at PeopleSolutions is leveraging our strong brand reputations, deep expertise, tailored solutions, expansive footprint and proprietary technology to continue gaining market share in high-growth and under-penetrated end-markets, and expanding in higher-skilled placements.
Fiscal second quarter of 2025 summary
Total company revenue was $396.3 million for the thirteen weeks ended June 29, 2025, relatively unchanged compared to the same period in the prior year. Demand for temporary labor and permanent hiring continues to be soft, as clients focus on reducing operating costs and remain uncertain about future workforce needs.
Total company gross profit as a percentage of revenue declined to 23.6% for the thirteen weeks ended June 29, 2025, compared to 26.4% for the same period in the prior year. The decline was primarily due to changes in revenue mix toward our lower margin staffing businesses.
Total company selling, general and administrative (“SG&A”) expense improved 7.4% to $89.8 million for the thirteen weeks ended June 29, 2025, compared to the same period in the prior year. SG&A expense improved as a result of operational cost management actions taken in response to the decline in demand for our services.
We recorded an intangible asset impairment charge of $0.2 million for the thirteen weeks ended June 29, 2025 related to a trademark within our PeopleManagement segment. For the same period in the prior year, we recorded goodwill and intangible asset impairment charges of $59.7 million, primarily related to our PeopleReady reporting unit.
Income tax expense was $0.1 million for the thirteen weeks ended June 29, 2025, compared to $46.5 million for the same period in the prior year. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024, resulting in no current period income tax benefit for these jurisdictions.
The items above resulted in a net loss of $0.2 million for the thirteen weeks ended June 29, 2025, compared to a net loss of $104.7 million for the same period in the prior year.
As of June 29, 2025, we had cash and cash equivalents of $21.9 million and outstanding debt of $53.8 million. As of June 29, 2025, $79.0 million was available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $100.9 million.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue
Revenue from services	$396,299		$396,230		$766,553		$799,083

Gross profit	$93,564	23.6%	$104,423	26.4%	$179,906	23.5%	$203,809	25.5%
Selling, general and administrative expense	89,798	22.7	97,018	24.5	184,419	24.1	203,955	25.5
Depreciation and amortization (exclusive of depreciation included in cost of services)	6,507	1.5	7,691	1.9	12,351	1.6	15,649	2.0
Goodwill and intangible asset impairment charge	200	0.1	59,674	15.1	200	0.0	59,674	7.4
Income (loss) from operations	(2,941)	(0.7)%	(59,960)	(15.1)%	(17,064)	(2.2)%	(75,469)	(9.4)%
Interest and other income (expense), net	2,903		1,741		3,096		3,340
Income (loss) before tax expense	(38)		(58,219)		(13,968)		(72,129)
Income tax expense	122		46,491		540		34,279
Net income (loss)	$(160)	0.0%	$(104,710)	(26.4)%	$(14,508)	(1.9)%	$(106,408)	(13.3)%

Net income (loss) per diluted share	$(0.01)		$(3.45)		$(0.49)		$(3.46)
Revenue from services

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	Growth (decline) %	Segment % of total	Jun 30, 2024	Segment % of total	Jun 29, 2025	Growth (decline) %	Segment % of total	Jun 30, 2024	Segment % of total
Revenue from services:
PeopleReady	$213,226	(4.6)%	53.8%	$223,409	56.4%	$402,531	(9.8)%	52.5%	$446,070	55.8%
PeopleManagement	133,895	1.6%	33.8	131,751	33.2	269,427	1.4%	35.2	265,611	33.3
PeopleSolutions	49,178	19.7%	12.4	41,070	10.4	94,595	8.2%	12.3	87,402	10.9
Total company	$396,299	0.0%	100.0%	$396,230	100.0%	$766,553	(4.1)%	100.0%	$799,083	100.0%
Total company revenue was relatively unchanged at $396.3 million for the thirteen weeks ended June 29, 2025, and declined 4.1% to $766.6 million for the twenty-six weeks ended June 29, 2025, compared to the same periods in the prior year. The acquisition of HSP in early 2025 contributed 4.1% and 3.5% of growth for the thirteen and twenty-six weeks ended June 29, 2025, respectively, partially offsetting organic revenue declines. Demand for temporary labor and permanent hiring continues to be soft, as clients are hesitant to make staffing decisions due to uncertainty around future workforce needs and are utilizing their existing workforce to reduce operating costs.
PeopleReady
PeopleReady revenue declined 4.6% to $213.2 million for the thirteen weeks ended June 29, 2025, and declined 9.8% to $402.5 million for the twenty-six weeks ended June 29, 2025, compared to the same periods in the prior year. PeopleReady revenue declined as a result of continued labor market uncertainty, leading our clients to reduce their dependence on contingent labor to supplement their core workforce. Declines in demand were seen across most industries and geographies within our on-demand business, partially offset by growth within our skilled business during the thirteen weeks ended June 29, 2025.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew 1.6% to $133.9 million for the thirteen weeks ended June 29, 2025, and grew 1.4% to $269.4 million for the twenty-six weeks ended June 29, 2025, compared to the same periods in the prior year. PeopleManagement revenue grew as a result of strong demand within our commercial driving business. Growth from commercial driving was partially offset by declines within our OnSite business, as clients continue to be cautious to make significant changes to their workforce strategies after taking steps to reduce their dependence on variable labor.
PeopleSolutions
PeopleSolutions revenue grew 19.7% to $49.2 million for the thirteen weeks ended June 29, 2025, and grew 8.2% to $94.6 million for the twenty-six weeks ended June 29, 2025, compared to the same periods in the prior year. The acquisition of HSP in early 2025 contributed 39.9% and 31.7% of growth for the thirteen and twenty-six weeks ended June 29, 2025, respectively, compared to the same periods in the prior year. Organic revenue declined as labor market conditions have led to uncertainty around our clients future workforce needs, and clients continue to experience less employee turnover while also facing cost pressure. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. The decline in organic revenue was impacted by the loss of a large hospitality client in the prior year due to their decision to insource hiring for high-volume roles. Despite these challenges, we are executing our overall strategy of expanding into high-value professional roles and high-growth and under-penetrated end-markets with new business wins.
Gross profit

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Gross profit	$93,564	$104,423	$179,906	$203,809
Percentage of revenue	23.6%	26.4%	23.5%	25.5%
Gross profit as a percentage of revenue declined 280 basis points to 23.6% for the thirteen weeks ended June 29, 2025, compared to the same period in the prior year. Changes in revenue mix resulted in a contraction of 250 basis points, driven by revenue shifts toward our lower margin staffing businesses. Additional depreciation of certain software within PeopleSolutions, reported in cost of services, contributed 30 basis points of contraction.
Gross profit as a percentage of revenue declined 200 basis points to 23.5% for the twenty-six weeks ended June 29, 2025, compared to the same period in the prior year. Changes in revenue mix resulted in a contraction of 210 basis points, driven by revenue shifts toward our lower margin staffing businesses. Our staffing businesses contributed an additional 10 basis points of contraction as a result of pricing pressure typical of a low demand environment. Additional depreciation of certain software within PeopleSolutions, reported in cost of services, contributed 30 basis points of contraction. These contractions were partially offset by 50 basis points of expansion from lower workers’ compensation costs driven by favorable development of prior year reserves.
SG&A expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Selling, general and administrative expense	$89,798	$97,018	$184,419	$203,955
Percentage of revenue	22.7%	24.5%	24.1%	25.5%
Total company SG&A expense improved by $7.2 million, or 7.4% for the thirteen weeks ended June 29, 2025, and improved by $19.5 million, or 9.6% for the twenty-six weeks ended June 29, 2025, compared to the same periods in the prior year. Operational cost management actions executed in response to the decline in demand for our services have resulted in a leaner cost structure, which strategically positions us to drive stronger profitability as industry demand rebounds. The thirteen and twenty-six weeks ended June 29, 2025 included a benefit, net of related fees, of $5.4 million for recognition of certain COVID-19 government subsidies, compared to $6.8 million for the same periods in the prior year.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Depreciation and amortization (exclusive of depreciation included in cost of services)	$6,507	$7,691	$12,351	$15,649
Percentage of revenue	1.5%	1.9%	1.6%	2.0%
Depreciation and amortization decreased for the thirteen and twenty-six weeks ended June 29, 2025, compared to the same periods in the prior year, as certain intangible assets were fully amortized during 2024, primarily related to customer relationships. In the current year, depreciation of certain software within PeopleSolutions has been included in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Goodwill and intangible asset impairment charge

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Goodwill and intangible asset impairment charge	$200	$59,674	$200	$59,674
We performed our annual impairment test as of the first day of our fiscal second quarter of 2025. As a result of this impairment test, we concluded that a trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended June 29, 2025. The charge was primarily driven by an increase in the discount rate. The remaining balance for this trademark was $2.5 million as of June 29, 2025. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Income tax expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	Jun 30, 2024	Jun 29, 2025	Jun 30, 2024
Income (loss) before tax expense	$(38)	$(58,219)	$(13,968)	$(72,129)
Income tax expense	$122	$46,491	$540	$34,279
Effective income tax rate	(321.1)%	(79.9)%	(3.9)%	(47.5)%
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
For the twenty-six weeks ended June 29, 2025, our income tax expense is related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. Our conclusions to maintain a valuation allowance were driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2025, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the twenty-six weeks ended June 30, 2024.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate performance based on segment revenue and segment profit (loss). Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing. See Note 13: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit (loss) to income (loss) before tax expense.
Segment profit (loss) should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss) calculated in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue
Revenue from services	$213,226		$223,409		$402,531		$446,070
Cost of services	158,267	74.2%	160,229	71.7%	294,790	73.2%	323,001	72.4%
Selling, general and administrative expense	53,429	25.1%	62,786	28.1%	109,185	27.1%	127,733	28.6%
Segment profit (loss)	$1,530	0.7%	$394	0.2%	$(1,444)	(0.3)%	$(4,664)	(1.0)%
PeopleReady segment profit (loss) improved $1.1 million and $3.2 million for the thirteen and twenty-six weeks ended June 29, 2025, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Improvement was primarily due to operational cost management actions executed in response to the decline in demand for our services, which have resulted in a more efficient cost structure.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue
Revenue from services	$133,895		$131,751		$269,427		$265,611
Cost of services	113,065	84.4%	110,645	84.0%	228,368	84.8%	223,680	84.2%
Selling, general and administrative expense	16,729	12.5%	17,711	13.4%	34,064	12.6%	35,785	13.5%
Segment profit	$4,101	3.1%	$3,395	2.6%	$6,995	2.6%	$6,146	2.3%
PeopleManagement segment profit grew $0.7 million and $0.8 million for the thirteen and twenty-six weeks ended June 29, 2025, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Growth was primarily driven by higher revenue from the commercial driving business, coupled with a reduction in SG&A expense, which was the result of disciplined cost management actions to streamline our organizational structure and improve efficiency.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions segment performance was as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue	Jun 29, 2025	% of revenue	Jun 30, 2024	% of revenue
Revenue from services	$49,178		$41,070		$94,595		$87,402
Cost of services	33,469	68.0%	23,655	57.6%	64,486	68.2%	51,219	58.6%
Selling, general and administrative expense	13,175	26.8%	13,985	34.0%	25,623	27.1%	27,874	31.9%
Segment profit	$2,534	5.2%	$3,430	8.4%	$4,486	4.7%	$8,309	9.5%
PeopleSolutions segment profit declined $0.9 million and $3.8 million for the thirteen and twenty-six weeks ended June 29, 2025, and also declined as a percentage of revenue, compared to the same periods in the prior year, respectively. These declines were a result of the decline in revenue, including the loss of a large hospitality client in the prior year due to their decision to insource hiring for high-volume roles, the effects of which were softened by our cost management actions and inorganic growth from the acquisition of HSP.
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
Operating outlook
•We expect revenue growth for the fiscal third quarter of 2025 to be between 5% and 11% as compared to the same period in the prior year. This range assumes current market conditions continue, and includes approximately 4% inorganic growth from the acquisition of HSP.
•We anticipate gross profit as a percentage of revenue to decline between 280 and 240 basis points for the fiscal third quarter of 2025, compared to the same period in the prior year, due to prior year workers’ compensation reserve adjustment benefits not expected to repeat at the same level in the current year, as well as changes in business mix.
•For the fiscal third quarter of 2025, we anticipate SG&A expense to be between $93 million and $97 million, representing a decline compared to the same period in the prior year due to our cost management efforts.
•We expect basic weighted average shares outstanding to be approximately 30 million for the fiscal third quarter of 2025. This expectation does not include the impact of potential share repurchases.
•Due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, we expect minimal income tax expense for the fiscal third quarter of 2025.
Liquidity outlook
•We expect capital expenditures and spending for software as a service assets to be between $17 million and $21 million for fiscal 2025. Approximately $3 million relates to spending for software as a service assets.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of June 29, 2025, we had $21.9 million in cash and cash equivalents and $53.8 million debt outstanding. Under the Revolving Credit Facility, $2.7 million was utilized by outstanding standby letters of credit, leaving $198.5 million unused, of which $79.0 million is available for additional borrowing after considering our most restrictive covenant. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
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
We continue to make investments in our technology platforms to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our technology from on-premise software platforms to cloud-based software solutions to increase automation and the efficiency of running our business.
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
Total collateral commitments decreased $25.6 million during the twenty-six-week period ended June 29, 2025, primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

Page - 32

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
A summary of our cash flows for each period are as follows:

	Twenty-six weeks ended
(in thousands)	Jun 29, 2025	Jun 30, 2024
Net cash used in operating activities	$(33,909)	$(16,062)
Net cash used in investing activities	(19,791)	(5,311)
Net cash provided by (used in) financing activities	45,118	(20,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(70)	(557)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(8,652)	$(42,449)
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
Net cash provided by accounts receivable collections through deleveraging during the twenty-six weeks ended June 29, 2025 was partially offset by an increase in days sales outstanding of approximately one day compared to the fiscal fourth quarter of 2024, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses was primarily related to timing of payments to vendors as well as a decrease in certain accrued expenses that fluctuate with revenue. In addition, our workers’ compensation claims reserve for estimated claims decreases as demand for contingent labor services decreases, and as a result of favorable adjustments to prior year reserves, both of which were the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, business acquisitions, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
The primary use of cash for investing activities during the twenty-six weeks ended June 29, 2025 was the acquisition of HSP. Capital expenditures also included continued investments to upgrade our PeopleReady on-demand technology platform. Cash used was partially offset by cash provided by maturities of restricted investments to pay workers’ compensation claims.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash provided by financing activities during the twenty-six weeks ended June 29, 2025 was due to draws on our Revolving Credit Facility, primarily to fund the acquisition of HSP and finance working capital needs. While we have not executed share repurchases during the twenty-six weeks ended June 29, 2025, $33.5 million remains available for repurchase under existing authorizations as of June 29, 2025. We are limited to $25.0 million in aggregate share repurchases in any twelve-month period by our financial covenants.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. The following has been updated to reflect changes made during the twenty-six weeks ended June 29, 2025.
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
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, a sale or disposition of a significant portion of a reporting unit, or a sustained decrease in stock price. We monitor the existence of potential impairment indicators throughout the fiscal year.

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Effective March 31, 2025 (the first day of our fiscal second quarter of 2025), we combined our PeopleScout RPO and PeopleScout MSP reporting units into one reporting unit, PeopleScout. This change coincided with the elimination of PeopleScout MSP as an operating segment within the PeopleSolutions reportable segment. Immediately before the combination, we tested the PeopleScout RPO reporting unit, with a remaining goodwill balance of $22.4 million, and the PeopleScout MSP reporting unit, with a remaining goodwill balance of $0.8 million, for impairment. The PeopleScout RPO reporting unit’s fair value was substantially in excess of its carrying value, and the PeopleScout MSP reporting unit’s fair value approximated its carrying value. After combining the reporting units, the fair value of the PeopleScout reporting unit was substantially in excess of its carrying value. As a result, no impairment charge was recognized. Our reporting units with remaining goodwill as of June 29, 2025 were Centerline, PeopleScout, and HSP.
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
We performed our annual goodwill impairment test as of the first day of our fiscal second quarter of 2025. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting unit, and ranged from 14.5% to 16.5%. The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation.
Based on the results of our annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for HSP, for which the estimated fair value was in excess of its carrying value by approximately 5%. This level of headroom is expected, due to the short amount of time that has passed between the acquisition date, when the carrying value of the reporting unit approximated its fair value, and our annual impairment test as of the first day of our fiscal second quarter of 2025. A discount rate of 15.5% was used in calculating the fair value of the HSP reporting unit. In the event either the discount rate increases, forecasted revenue growth declines, or gross profit as a percentage of revenue declines by less than 1 percentage point, the carrying value of the reporting unit would exceed its fair value. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. The goodwill balance for HSP as of June 29, 2025 was $17.5 million. We will continue to closely monitor the operational performance of this reporting unit.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

Indefinite-lived intangible assets
We have indefinite-lived intangible assets for trademarks related to businesses within our PeopleManagement and PeopleSolutions segments. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant changes in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or a sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.
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
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trademarks. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including forecasted future revenue, royalty rates and appropriate discount rates.
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2025, we concluded that a trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 29, 2025. The charge was primarily driven by an increase in the discount rate of 1.0% since our last impairment test. The remaining balance for this trademark was $2.5 million as of June 29, 2025. As of our impairment testing date, the fair value of the trademark related to the PeopleSolutions segment was in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
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

Page - 36

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
During the fiscal second quarter of 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 29, 2025.
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

Page - 37

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

Page - 38

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
GENERAL RISK FACTORS
Our shareholder rights plan and some provisions of Washington law include terms and conditions that could discourage a takeover or other transaction that shareholders may consider favorable.
On May 14, 2025, the Board of Directors (“Board”) approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”) pursuant to a Rights Agreement, dated as of May 14, 2025, which may be amended from time to time (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement was adopted in response to the unsolicited proposal from HireQuest, Inc. (“HQI”) to acquire all common stock of the Company at $7.50 per share. Pursuant to the Rights Plan, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of TrueBlue common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred”) of the Company at a price of $30 per one one-hundredth of a share of Series A Preferred, subject to certain anti-dilution adjustments.
The Rights are not exercisable until the earlier of (a) ten days after a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 15% (or 20% in the case of a passive institutional investor) or more of TrueBlue common stock (including certain synthetic equity positions created by derivative securities, which are treated as beneficial ownership of the number of shares of TrueBlue common stock equivalent to the economic exposure created by the synthetic equity position, subject to certain specified conditions) (an “Acquiring Person”) or (b) ten business days (or a later date determined by our Board) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person.

Page - 39

The Agreement Rights will expire on May 13, 2026, subject to the Company’s right to extend such date unless (x) prior to such date Stockholder Approval (as defined in the Rights Agreement) has been obtained to extend the Rights or (y) the Rights are earlier redeemed or exchanged by the Company or terminated.
The Rights have certain anti-takeover effects, including potentially discouraging a takeover that shareholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board.
In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions may also have the effect of delaying or preventing a change of control of the company, even if this change of control would benefit our shareholders.
Unsolicited acquisition proposals and attempts to acquire control of the Company could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been, and may continue to be, subject to unsolicited acquisition proposals, tender offers, or proxy contests to gain control of the Company, which could result in substantial costs to the Company and divert management’s and our Board’s attention and resources from our business. Such events could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers, and make it more difficult to attract and retain qualified personnel. We have been, and may continue to be, required to incur significant fees and other expenses in responding to these events, including for required regulatory responses and third-party advisors. We also may be subjected to shareholder litigation in connection with these events. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by speculative market perceptions about these events, risks, and uncertainties.
For example, on May 13, 2025, HQI publicly announced by press release an unsolicited proposal to acquire all of the Company’s outstanding stock for $7.50 per share (the “HQI Proposal”). After consultation with the Company’s independent financial and legal advisors regarding the Company’s business strategy, historic, current and future valuation, potential alternative opportunities and a careful review of the HQI Proposal , our Board unanimously rejected the HQI Proposal, as the proposal failed to maximize value for all shareholders and is not in the best interest of the Company’s shareholders.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 29, 2025.

Period	Total number of shares purchased (1)	Weighted average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (3)
3/31/2025 through 4/27/2025	—	$—	—	$33.5 million
4/28/2025 through 5/25/2025	—	$—	—	$33.5 million
5/26/2025 through 6/29/2025	147	$6.00	—	$33.5 million
Total	147	$6.00	—
(1)During the thirteen weeks ended June 29, 2025, we purchased 147 shares in order to satisfy employee tax withholding obligations upon the vesting of restricted stock. These shares were not acquired pursuant to our publicly announced share repurchase program.
(2)Weighted average price paid per share does not include any adjustments for commissions or excise tax on share repurchases.
(3)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of June 29, 2025, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 40

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal second quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Page - 41

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

3.3
Articles of Amendment for the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Washington on May 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 14, 2025, File No. 001-14543)
			8-K	001-14543	05/14/2025

4.1
Rights Agreement, dated as of May 14, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (which incorporates the Form of Rights Certificate as Exhibit A thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 14, 2025, File No. 001-14543)
			8-K	001-14543	05/14/2025

10.1	First Amendment to Credit Agreement, effective June 27, 2025.	X

10.2*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan as amended and restated, effective April 1, 2018.	X

10.3*	First Amendment to TrueBlue, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2019.	X

10.4*	Second Amendment to TrueBlue, Inc. Nonqualified Deferred Compensation Plan, effective August 21, 2020.	X

10.5*	Third Amendment to TrueBlue, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2024.	X

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	8/4/2025
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	8/4/2025
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Jason M. Embick	8/4/2025
	Signature	Date
By:	Jason M. Embick, Chief Accounting Officer, Senior Vice President

Page - 43