Form 10-Q
period 2025-09-28
TrueBlue, Inc.
filed 2025-11-03
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2025, there were 29,939,468 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	September 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$19,893	$22,536
Accounts receivable, net of allowance of $1,073 and $1,009, respectively	251,873	214,704
Prepaid expenses and other current assets	40,195	31,786
Income tax receivable	1,281	8,067
Total current assets	313,242	277,093
Property and equipment, net	81,843	89,602
Restricted cash, cash equivalents and investments	149,691	179,916
Deferred income taxes, net	1,095	886
Goodwill	42,291	24,543
Intangible assets, net	18,736	5,863
Operating lease right-of-use assets, net	46,930	47,334
Workers’ compensation claims receivable, net	26,984	38,343
Other assets, net	9,715	11,796
Total assets	$690,527	$675,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$39,447	$45,599
Accrued wages and benefits	67,395	61,380
Income tax payable	377	315
Current portion of workers’ compensation claims reserve	27,805	34,729
Current operating lease liabilities	11,093	11,127
Other current liabilities	9,585	6,975
Total current liabilities	155,702	160,125
Workers’ compensation claims reserve, less current portion	75,090	105,063
Long-term debt	68,200	7,600
Long-term deferred compensation liabilities	39,144	38,109
Long-term operating lease liabilities	47,123	47,805
Other long-term liabilities	929	1,315
Total liabilities	386,188	360,017

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,924,684 and 29,588,363 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,807)	(22,193)
Retained earnings	326,145	337,551
Total shareholders’ equity	304,339	315,359
Total liabilities and shareholders’ equity	$690,527	$675,376
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue from services	$431,266	$382,357	$1,197,819	$1,181,440
Cost of services	333,374	282,320	920,021	877,594
Gross profit	97,892	100,037	277,798	303,846
Selling, general and administrative expense	91,728	99,973	276,147	303,928
Depreciation and amortization (exclusive of depreciation included in cost of services)	6,310	6,967	18,661	22,616
Goodwill and intangible asset impairment charge	—	—	200	59,674
Income (loss) from operations	(146)	(6,903)	(17,210)	(82,372)
Interest and other income (expense), net	(1,059)	521	2,037	3,861
Income (loss) before tax expense	(1,205)	(6,382)	(15,173)	(78,511)
Income tax expense	711	1,253	1,251	35,532
Net income (loss)	$(1,916)	$(7,635)	$(16,424)	$(114,043)

Net income (loss) per common share:
Basic	$(0.06)	$(0.26)	$(0.55)	$(3.75)
Diluted	$(0.06)	$(0.26)	$(0.55)	$(3.75)

Weighted average shares outstanding:
Basic	29,896	29,704	29,817	30,384
Diluted	29,896	29,704	29,817	30,384

Other comprehensive income (loss):
Foreign currency translation adjustment	$(220)	$437	$386	$600
Comprehensive income (loss)	$(2,136)	$(7,198)	$(16,038)	$(113,443)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income (loss)	$(16,424)	$(114,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	21,657	22,616
Goodwill and intangible asset impairment charge	200	59,674
Provision for credit losses	1,119	1,577
Stock-based compensation	5,629	5,676
Deferred income taxes	(356)	34,694
Non-cash lease expense	8,291	9,145
Other operating activities	(3,643)	(5,052)
Changes in operating assets and liabilities:
Accounts receivable	(24,411)	25,802
Income taxes receivable and payable	3,151	219
Other assets	5,233	8,719
Accounts payable and other accrued expenses	(7,693)	(18,771)
Accrued wages and benefits	(4,355)	(15,640)
Workers’ compensation claims reserve	(36,898)	(30,069)
Operating lease liabilities	(8,614)	(9,236)
Other liabilities	3,440	1,500
Net cash used in operating activities	(53,674)	(23,189)
Cash flows from investing activities:
Capital expenditures	(12,552)	(18,874)
Acquisition of business, net of cash acquired	(30,181)	—
Proceeds from business divestiture, net	400	2,928
Payments for company-owned life insurance	(2)	(4,000)
Purchases of restricted held-to-maturity investments	(3,935)	(10,180)
Maturities of restricted held-to-maturity investments	30,178	28,688
Net cash used in investing activities	(16,092)	(1,438)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(21,301)
Net proceeds from employee stock purchase plans	363	564
Common stock repurchases for taxes upon vesting of restricted stock	(973)	(2,221)
Net change in revolving credit facility	60,600	—
Other	(401)	(1,807)
Net cash provided by (used in) financing activities	59,589	(24,765)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(134)	(638)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(10,311)	(50,030)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	61,100	99,306
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$50,789	$49,276

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,854	$778
Income taxes, net of refunds	$(1,503)	$555
Operating lease liabilities	$10,653	$11,522
Non-cash transactions:
Property and equipment purchased but not yet paid	$718	$1,456
Divestiture non-cash consideration	$—	$571
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,967	$11,024
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirty-nine weeks ended September 28, 2025 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
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
•Centerline Drivers (“Centerline”) has a mix of client sizes, many with low dollar weekly invoices, but others that are invoiced on a consolidated basis, resulting in a high concentration of revenue related to its top 10 clients. Payment terms are slightly longer than PeopleReady.
•Our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands have a smaller number of clients in a variety of industries, and are generally invoiced monthly on a consolidated basis. Invoice amounts are generally higher for these brands than our other businesses, with longer payment terms than PeopleReady and Centerline. These businesses also have significant balances due from government entities.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of September 28, 2025 were Centerline, PeopleScout, and HSP.
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
During the fiscal second quarter of 2025, we determined the reasonable assurance criteria was met for certain payroll tax credits for which recognition was previously deferred. As a result, $3.2 million and $6.0 million was recognized within cost of services and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025. This also resulted in a reversal of previously accrued interest related to these benefits of $2.1 million, offset by recognition of related professional fee expenses of $0.6 million, which were recorded within interest and other income (expense), net and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025.
Based on the reasonable assurance criteria, we deferred recognition of certain benefits of $5.1 million and $15.7 million as of September 28, 2025 and December 29, 2024, respectively, until recognition becomes probable, which are included in accrued wages and benefits on our Consolidated Balance Sheets.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirty-nine weeks ended September 28, 2025 that had a material impact on our financial statements.
Recently issued accounting standards and disclosure rules not yet adopted
Income taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (fiscal 2025 for TrueBlue), on a prospective basis with retrospective application permitted. Implementing this guidance will lead to changes in our income tax disclosures to adhere to the new requirements; however, it is not anticipated to have a material impact on our consolidated financial statements.
Credit losses
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient for entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when assessing expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under Topic 606. This ASU is effective for fiscal years beginning after December 15, 2025 (fiscal 2026 for TrueBlue) and interim reporting periods within those annual reporting periods. If the practical expedient is elected, it will apply prospectively. We are currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on our consolidated financial statements.
Disaggregation of income statement expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosure about selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 (fiscal 2027 for TrueBlue) and interim periods beginning after December 15, 2027 (fiscal Q1 2028 for TrueBlue) on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our required disclosures.

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Internal-use software
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software.” This ASU eliminates references to project stages and instead requires an entity to start capitalizing software costs once both of the following criteria have been met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended function. This ASU is effective for fiscal years beginning after December 15, 2027 (fiscal 2028 for TrueBlue) and interim reporting periods within those annual reporting periods. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on our consolidated financial statements.
NOTE 2:    ACQUISITION
Effective January 31, 2025, we acquired all of the outstanding equity interests of HSP. HSP is a long-term staffing and permanent hiring solutions provider, primarily focused on healthcare positions in the U.S. This acquisition allows us to expand revenue in the healthcare end-market while also diversifying our business.
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired, and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.2 million. The purchase price is subject to further adjustment based on HSP’s final pre-close liabilities and working capital amounts. As part of the share purchase agreement, certain HSP employees can earn up to an additional $14.0 million based on the financial performance of the business over the next two years, which we have concluded should be treated as compensation expense. Any amounts probable of being paid out under the agreement are expensed over the required service period. We incurred acquisition-related costs of $0.8 million for the thirty-nine weeks ended September 28, 2025, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table reflects our preliminary allocation of the purchase price to our best estimate of the fair value of assets acquired and liabilities assumed using information available as of the acquisition date. Immaterial measurement period adjustments made to the fair value of assets acquired and liabilities assumed during the fiscal third quarter of 2025 have been reflected in the table below. Our preliminary purchase price allocation may be adjusted further as more information becomes available about facts and circumstances that existed as of the acquisition date, primarily related to the settlement of assets and liabilities acquired.

(in thousands)	Purchase price allocation
Purchase price allocated as follows:
Cash and cash equivalents	$5,042
Accounts receivable	13,877
Prepaid expenses, deposits and other current assets	216
Operating lease right-of-use assets	97
Intangible assets	14,950
Total assets acquired	34,182
Accounts payable and other accrued expenses	2,245
Accrued wages and benefits	10,369
Income tax payable	3,556
Operating lease liabilities	97
Total liabilities assumed	16,267
Net identifiable assets acquired	17,915
Goodwill (1)	17,308
Total cash consideration transferred	$35,223
(1) Goodwill represents the expected synergies with our existing businesses, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of HSP, and is deductible for income tax purposes.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The acquired assets and assumed liabilities of HSP are included on our Consolidated Balance Sheets as of September 28, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from February 1, 2025 to September 28, 2025. The amount of revenue and income from operations for HSP included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $41.9 million and $1.1 million for the thirty-nine weeks ended September 28, 2025, respectively. Income from operations includes $1.7 million of amortization expense related to acquired intangibles. HSP results have been combined with our historical PeopleScout segment, which was renamed PeopleSolutions in fiscal 2025. We concluded the acquisition of HSP was not material to our consolidated results of operations and, as such, pro forma financial information was not required.
NOTE 3:    FAIR VALUE MEASUREMENT
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 28, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$19,893	$19,893	$—	$—
Restricted cash and cash equivalents	30,896	30,896	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$50,789	$50,789	$—	$—

Municipal debt securities	$7,891	$—	$7,891	$—
Corporate debt securities	55,645	—	55,645	—
Agency mortgage-backed securities	5,124	—	5,124	—
U.S. government and agency securities	4,960	—	4,960	—
Restricted investments classified as held-to-maturity (2)	$73,620	$—	$73,620	$—

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 29, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$22,536	$22,536	$—	$—
Restricted cash and cash equivalents	38,564	38,564	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$61,100	$61,100	$—	$—

Municipal debt securities	$22,355	$—	$22,355	$—
Corporate debt securities	63,512	—	63,512	—
Agency mortgage-backed securities	11,754	—	11,754	—
U.S. government and agency securities	971	—	971	—
Restricted investments classified as held-to-maturity (2)	$98,592	$—	$98,592	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds, deposits and investments with original maturities of three months or less.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
In addition to assets that are recorded at fair value on a recurring basis, impairment tests may subject our reporting units with goodwill and other intangible assets to nonrecurring fair value measurement. We performed our annual impairment test for goodwill and indefinite-lived intangible assets as of the first day of fiscal second quarter of 2025. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies, and inputs used in the fair value measurements.
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
For our annual indefinite-lived intangible asset impairment test as of the first day of fiscal second quarter of 2025, the fair value of our trademarks were estimated using the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, our SMX trademark with a carrying value of $2.7 million was written down to its fair value, and an impairment charge of $0.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	September 28, 2025	December 29, 2024
Cash collateral held by insurance carriers	$7,653	$22,387
Cash and cash equivalents held in Trust	22,805	15,406
Investments held in Trust	73,331	99,506
Company-owned life insurance policies	45,464	41,846
Other restricted cash and cash equivalents	438	771
Total restricted cash, cash equivalents and investments	$149,691	$179,916
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

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of September 28, 2025 and December 29, 2024, were as follows:

	September 28, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$7,891	$4	$(4)	$7,891
Corporate debt securities	55,405	499	(259)	55,645
Agency mortgage-backed securities	5,064	60	—	5,124
U.S. government and agency securities	4,971	1	(12)	4,960
Total held-to-maturity investments	$73,331	$564	$(275)	$73,620

	December 29, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$22,490	$—	$(135)	$22,355
Corporate debt securities	64,313	144	(945)	63,512
Agency mortgage-backed securities	11,703	68	(17)	11,754
U.S. government and agency securities	1,000	—	(29)	971
Total held-to-maturity investments	$99,506	$212	$(1,126)	$98,592
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 28, 2025
(in thousands)	Amortized cost	Fair value
Due in one year or less	$40,590	$40,456
Due after one year through five years	32,741	33,164
Total held-to-maturity investments	$73,331	$73,620
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at September 28, 2025 and September 29, 2024, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Unrealized gains, net	$2,176	$2,099	$3,617	$4,821

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirty-nine weeks ended
(in thousands)	September 28, 2025	September 29, 2024
Beginning balance	$1,009	$2,005
Current period provision	1,119	1,577
Write-offs	(1,055)	(2,073)
Foreign currency translation	—	(1)
Ending balance	$1,073	$1,508
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	September 28, 2025	December 29, 2024
Prepaid software agreements	$8,746	$8,501
Other prepaid expenses	9,848	6,329
Assets held-for-sale	11,759	11,759
Other current assets	9,842	5,197
Prepaid expenses and other current assets	$40,195	$31,786
Assets held-for-sale
As of September 28, 2025 and December 29, 2024, all criteria for classifying our Tacoma headquarters office building as held-for-sale were met. Completion of the sale of the building is expected within a year from September 28, 2025. The estimated fair value of the disposal group, less costs to sell, continues to exceed its carrying value of $11.8 million, and therefore no impairment charge was recorded during the thirty-nine weeks ended September 28, 2025.
Other current liabilities
The balance of other current liabilities was made up of the following:

(in thousands)	September 28, 2025	December 29, 2024
Contingent legal liabilities	$6,303	$3,298
Other current liabilities	3,282	3,677
Other current liabilities	$9,585	$6,975

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total company
Balance at	December 29, 2024
Goodwill before impairment		$105,284	$81,092	$141,694	$328,070
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	23,052	24,543

Acquired goodwill (1)		—	—	17,308	17,308
Foreign currency translation		—	—	440	440

Balance at	September 28, 2025
Goodwill before impairment		105,284	81,092	159,442	345,818
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		$—	$1,491	$40,800	$42,291
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
The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for HSP, for which the estimated fair value was in excess of its carrying value by approximately 5%. This level of headroom is expected, due to the short amount of time that has passed between the acquisition date, when the carrying value of the reporting unit approximated its fair value, and our annual impairment test as of the first day of our fiscal second quarter of 2025. The goodwill balance for HSP as of September 28, 2025 was $17.3 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Additionally, following performance of the annual impairment test we did not identify any events or conditions that make it more likely than not that an impairment may have occurred. Accordingly, no impairment charge was recognized during the thirteen or thirty-nine weeks ended September 28, 2025.
Intangible assets
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	September 28, 2025			December 29, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$14,300	$(1,589)	$12,711	$2,637	$(2,448)	$189
Trade names/trademarks	2,386	(961)	1,425	1,632	(758)	874
Total finite-lived intangible assets	$16,686	$(2,550)	$14,136	$4,269	$(3,206)	$1,063
(1)Excludes assets that are fully amortized.
The gross carrying amounts as of September 28, 2025 include preliminary fair valuation of customer relationships and trade names/trademarks of $14.3 million and $0.7 million, respectively, related to the acquisition of HSP. Refer to Note 2: Acquisition for additional details.
Amortization expense of our finite-lived intangible assets was $1.9 million and $3.6 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
We did not identify any events or conditions that make it more likely than not an impairment of our finite-lived intangible assets may have occurred during the thirteen or thirty-nine weeks ended September 28, 2025.
Indefinite-lived intangible assets
We held indefinite-lived trademarks of $4.6 million and $4.8 million as of September 28, 2025 and December 29, 2024, respectively, related to brands within our PeopleManagement and PeopleSolutions segments.
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2025, we concluded that the carrying amount of a trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025. The charge was primarily driven by an increase in the discount rate of 1.0% since our last impairment test. The remaining balance for this trademark was $2.5 million as of September 28, 2025. As of our annual impairment test, the fair value of the trademark related to the PeopleSolutions segment was in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the annual impairment test, we did not identify any additional events or conditions that make it more likely than not an additional impairment may have occurred. Accordingly, no further impairment charge was recognized during the thirteen or thirty-nine weeks ended September 28, 2025.

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 3.5 years as of September 28, 2025. The weighted average discount rate was 3.1% and 2.7% at September 28, 2025 and December 29, 2024, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 28, 2025	December 29, 2024
Undiscounted workers’ compensation reserve (1)	$113,120	$152,803
Less discount on workers’ compensation reserve	10,225	13,011
Workers’ compensation reserve, net of discount	102,895	139,792
Less current portion	27,805	34,729
Long-term portion	$75,090	$105,063
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $34.4 million and $31.1 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The discounted workers’ compensation reserve for excess claims was $27.0 million and $38.6 million as of September 28, 2025 and December 29, 2024, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $27.0 million and $38.3 million as of September 28, 2025 and December 29, 2024, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $7.8 million and $1.6 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended September 28, 2025 and September 29, 2024, respectively, and $14.3 million and $11.7 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.

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
As of September 28, 2025, $68.2 million was drawn on the Revolving Credit Facility, which included $55.0 million of one-month Term Secured Overnight Financing Rate (“SOFR”) Loans and $13.2 million of Swingline loans, while $7.8 million was utilized by outstanding standby letters of credit, leaving $179.0 million unused under the Revolving Credit Facility. We are constrained by our most restrictive covenant, making $75.2 million available for additional borrowing. As of December 29, 2024, $7.6 million was drawn on the Revolving Credit Facility as a Swingline loan and $2.7 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.00%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. As of September 28, 2025, the outstanding balance under Term SOFR loans carried an applicable spread on the base rate of 3.00% and a weighted average base rate of 4.33%, resulting in a weighted average interest rate of 7.33%. The Term SOFR loans were primarily used to fund the acquisition of HSP and to support working capital requirements as revenue increased.
Under a Swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. As of September 28, 2025, the applicable spread on the base rate was 2.00% and the base rate was 7.25%, resulting in an interest rate of 9.25%.
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
The following financial covenants, as defined in the First Amendment of our Revolving Credit Facility, were in effect as of September 28, 2025:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the ratio of (a) trailing twelve months Consolidated EBITDA, adjusted for certain cash inflows and outflows to (b) cash interest expense. As of September 28, 2025, our consolidated fixed charge coverage ratio was 5.33.
•Asset coverage ratio of greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of September 28, 2025, our asset coverage ratio was 1.99.

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
As of September 28, 2025, we were in compliance with all effective covenants related to the Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	September 28, 2025	December 29, 2024
Cash collateral held by workers’ compensation insurance carriers	$3,349	$18,082
Cash and cash equivalents held in Trust	22,805	15,406
Investments held in Trust	73,331	99,506
Letters of credit (1)	2,585	2,605
Surety bonds (2)	21,116	19,831
Total collateral commitments	$123,186	$155,430
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

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Common stock shares
Beginning balance	29,892	29,959	29,588	31,246
Purchases and retirement of common stock	—	(478)	—	(1,967)
Net issuance under equity plans, including tax benefits	33	17	337	219
Ending balance	29,925	29,498	29,925	29,498
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	326,778	358,312	337,551	478,584
Net income (loss)	(1,916)	(7,635)	(16,424)	(114,043)
Purchases and retirement of common stock (1)	—	(4,315)	—	(21,301)
Net issuance under equity plans, including tax benefits	75	69	(611)	(1,653)
Stock-based compensation	1,208	832	5,629	5,676
Ending balance	326,145	347,263	326,145	347,263
Accumulated other comprehensive income (loss)
Beginning balance, net of tax	(21,587)	(20,549)	(22,193)	(20,712)
Foreign currency translation adjustment before reclassification	(220)	437	386	1,573
Reclassified from accumulated other comprehensive income (loss) (2)	—	—	—	(973)
Foreign currency translation adjustment	(220)	437	386	600
Ending balance, net of tax	(21,807)	(20,112)	(21,807)	(20,112)
Total shareholders’ equity ending balance	$304,339	$327,152	$304,339	$327,152
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
During the thirty-nine weeks ended September 28, 2025, we performed our deferred tax asset realizability assessments and, as a result, we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2025, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.
Our effective income tax rate for the thirty-nine weeks ended September 28, 2025 was (8.2)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. We have completed our evaluation of the impact of the OBBBA on our financial statements and, due to the valuation allowance against our U.S. federal and state deferred tax assets, the impact was not material.

Page - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$(1,916)	$(7,635)	$(16,424)	$(114,043)

Weighted average number of common shares used in basic net income (loss) per common share	29,896	29,704	29,817	30,384
Dilutive effect of non-vested stock-based awards	—	—	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	29,896	29,704	29,817	30,384

Net income (loss) per common share:
Basic	$(0.06)	$(0.26)	$(0.55)	$(3.75)
Diluted	$(0.06)	$(0.26)	$(0.55)	$(3.75)

Anti-dilutive shares	1,889	1,464	1,780	1,422

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
The following tables present our revenue from services by segment, with a reconciliation to total company revenue. The tables also present significant segment expense categories regularly provided to the CODM and included in the calculation of segment profit (loss). Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit (loss). Lastly, the tables include a reconciliation of segment profit (loss) to income (loss) before tax expense.

	Thirteen weeks ended
	September 28, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$251,436	$132,863	$46,967	$431,266
Cost of services	190,397	112,007	29,782
Selling, general and administrative expense	52,940	16,304	13,000
Segment profit	$8,099	$4,552	$4,185	$16,836
Corporate unallocated				(6,194)
Third-party processing fees for hiring tax credits				(60)
Amortization of software as a service assets				(1,063)
Acquisition/integration costs				(42)
Workforce reduction costs				(527)
Other costs, net				(1,751)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(7,345)
Income (loss) from operations				(146)
Interest and other income (expense), net				(1,059)
Income (loss) before tax expense				$(1,205)

Page - 22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Thirteen weeks ended
	September 29, 2024
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$214,792	$130,852	$36,713	$382,357
Cost of services	150,877	109,906	21,329
Selling, general and administrative expense	60,872	17,668	12,842
Segment profit	$3,043	$3,278	$2,542	$8,863
Corporate unallocated				(4,184)
Third-party processing fees for hiring tax credits				30
Amortization of software as a service assets				(1,615)
PeopleReady technology upgrade costs				(65)
Workforce reduction costs				(2,809)
Other costs, net				(156)
Depreciation and amortization				(6,967)
Income (loss) from operations				(6,903)
Interest and other income (expense), net				521
Income (loss) before tax expense				$(6,382)

	Thirty-nine weeks ended
	September 28, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$653,967	$402,290	$141,562	$1,197,819
Cost of services	485,187	340,375	94,268
Selling, general and administrative expense	162,125	50,368	38,623
Segment profit	$6,655	$11,547	$8,671	$26,873
Corporate unallocated				(17,508)
Third-party processing fees for hiring tax credits				(90)
Amortization of software as a service assets				(3,192)
Acquisition/integration costs				(905)
Goodwill and intangible asset impairment charge				(200)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(5,372)
Other costs, net				(3,732)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(21,657)
Income (loss) from operations				(17,210)
Interest and other income (expense), net				2,037
Income (loss) before tax expense				$(15,173)

Page - 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Thirty-nine weeks ended
	September 29, 2024
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$660,862	$396,463	$124,115	$1,181,440
Cost of services	473,878	333,586	72,548
Selling, general and administrative expense	188,605	53,453	40,716
Segment profit (loss)	$(1,621)	$9,424	$10,851	$18,654
Corporate unallocated				(16,386)
Third-party processing fees for hiring tax credits				(150)
Amortization of software as a service assets				(4,410)
Goodwill and intangible asset impairment charge				(59,674)
PeopleReady technology upgrade costs				(489)
COVID-19 government subsidies, net of fees				9,652
Workforce reduction costs				(6,369)
Other costs, net				(584)
Depreciation and amortization				(22,616)
Income (loss) from operations				(82,372)
Interest and other income (expense), net				3,861
Income (loss) before tax expense				$(78,511)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.
NOTE 14:    SUBSEQUENT EVENT
Following the coronavirus pandemic, the Company shifted to a remote or hybrid work model for our headquarters and U.S.-based support teams, reducing the need for corporate office space. As a result, on October 6, 2025, we executed a sublease for our Chicago support center. The sublessee is expected to take possession of the space on April 1, 2026, and the sublease will remain in effect for the duration of the original lease term, concluding on June 29, 2036.
Execution of the sublease will require us to reevaluate the long-lived asset group for the Chicago support center and test the new asset group for recoverability and impairment during the fiscal fourth quarter of 2025. The recoverability analysis involves comparing the carrying value of the asset group, which is approximately $24 million as of September 28, 2025, to the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the recoverability analysis fails, an impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its fair value. Until we complete our analysis, an estimate of a potential impairment cannot be made, however, we expect our analysis to result in a material non-cash impairment during the fiscal fourth quarter of 2025.

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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of digitally-enabled, specialized workforce solutions that connect employers and talent with precision and scale. Backed by decades of experience, a national footprint, an expansive talent network, deep local market insight, and global recruitment process outsourcing (“RPO”) reach, TrueBlue delivers total workforce solutions across the world's largest staffing markets. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. Our business strategy is focused on accelerating growth to capture market share, while enhancing our long-term profitability. Key elements of this strategy include accelerating our digital transformation across the enterprise; strategically expanding our presence in high-growth, under-penetrated end markets as well as high-skill, high-value talent segments; optimizing our sales function to accelerate growth and capture market demand; and maintaining operational excellence to deliver efficiencies and enhance long-term profitability.
PeopleReady
PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce, across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. Our services range from providing one associate to hundreds, and are generally short-term in nature as they are filling the contingent staffing needs of our clients. PeopleReady connects our clients with individuals looking for work through our network of branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. JobStack creates a digital exchange between our associates and clients, and allows our field resources to focus on sales, recruiting, and service delivery efforts. PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation positions through our PeopleReady Skilled Trades and RenewableWorks brands. Our primary focus at PeopleReady is the continued development of JobStack app features to enhance the user experience and create operational efficiencies, expansion in attractive end markets, and optimization of our business model to enable an enhanced focus on sales growth.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement provides and manages contingent associates at clients’ facilities throughout the U.S., Canada and Puerto Rico through our OnSite businesses. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software (Stafftrack®) enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Our primary focus at PeopleManagement is growing our client base across the transportation, manufacturing, and retail sectors, while creating efficiencies in our operating model.
PeopleSolutions
PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, across a wide variety of industries and primarily in the U.S., Canada, the United Kingdom and Australia. PeopleSolutions provides RPO, healthcare talent acquisition services, managed service provider (“MSP”) solutions, and talent advisory services through our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands. Our RPO solutions are generally multi-year in duration, highly scalable, and provide clients the support they need as their hiring volumes fluctuate. Our proprietary technology platform (Affinix®) uses artificial intelligence to rapidly source a qualified talent pool within minutes, and further engages candidates through a seamless digital experience. Our healthcare talent acquisition services include long-term staffing and permanent hiring solutions, primarily focused on serving governmental agencies and educational institutions. Our MSP business manages our clients’ contingent labor programs, including vendor selection, performance management, payrolling, compliance monitoring and risk management. Our primary focus at PeopleSolutions is leveraging our strong brand reputations, deep expertise, tailored solutions, expansive footprint and proprietary technology to continue gaining market share in high-growth and under-penetrated end-markets, and expanding in higher-skilled placements.
Fiscal third quarter of 2025 summary
Total company revenue grew 12.8% to $431.3 million for the thirteen weeks ended September 28, 2025, compared to the same period in the prior year. Growth was primarily due to strong demand within our skilled businesses, while conditions continue to stabilize within on-demand, on-site and permanent hiring. Revenue growth was also impacted by the acquisition of HSP in early 2025.
Total company gross profit as a percentage of revenue declined to 22.7% for the thirteen weeks ended September 28, 2025, compared to 26.2% for the same period in the prior year. The decline was primarily due to changes in revenue mix toward our lower margin staffing businesses, as well as less favorability in prior year workers’ compensation reserve adjustments.
Total company selling, general and administrative (“SG&A”) expense improved 8.2% to $91.7 million for the thirteen weeks ended September 28, 2025, compared to the same period in the prior year. SG&A expense improved primarily as a result of operational cost management actions, which have simplified our cost structure and improved efficiency.
Income tax expense was $0.7 million for the thirteen weeks ended September 28, 2025, compared to $1.3 million for the same period in the prior year. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024, resulting in no current period income tax benefit for these jurisdictions.
The items above resulted in a net loss of $1.9 million for the thirteen weeks ended September 28, 2025, compared to a net loss of $7.6 million for the same period in the prior year.
As of September 28, 2025, we had cash and cash equivalents of $19.9 million and outstanding debt of $68.2 million. As of September 28, 2025, $75.2 million was available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $95.0 million.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue
Revenue from services	$431,266		$382,357		$1,197,819		$1,181,440

Gross profit	$97,892	22.7%	$100,037	26.2%	$277,798	23.2%	$303,846	25.7%
Selling, general and administrative expense	91,728	21.3	99,973	26.2	276,147	23.1	303,928	25.7
Depreciation and amortization (exclusive of depreciation included in cost of services)	6,310	1.4	6,967	1.8	18,661	1.5	22,616	1.9
Goodwill and intangible asset impairment charge	—	—	—	—	200	—	59,674	5.1
Income (loss) from operations	(146)	—%	(6,903)	(1.8)%	(17,210)	(1.4)%	(82,372)	(7.0)%
Interest and other income (expense), net	(1,059)		521		2,037		3,861
Income (loss) before tax expense	(1,205)		(6,382)		(15,173)		(78,511)
Income tax expense	711		1,253		1,251		35,532
Net income (loss)	$(1,916)	(0.4)%	$(7,635)	(2.0)%	$(16,424)	(1.4)%	$(114,043)	(9.7)%

Net income (loss) per diluted share	$(0.06)		$(0.26)		$(0.55)		$(3.75)
Revenue from services

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	Growth (decline) %	Segment % of total	Sep 29, 2024	Segment % of total	Sep 28, 2025	Growth (decline) %	Segment % of total	Sep 29, 2024	Segment % of total
Revenue from services:
PeopleReady	$251,436	17.1%	58.3%	$214,792	56.2%	$653,967	(1.0)%	54.6%	$660,862	55.9%
PeopleManagement	132,863	1.5%	30.8	130,852	34.2	402,290	1.5%	33.6	396,463	33.6
PeopleSolutions	46,967	27.9%	10.9	36,713	9.6	141,562	14.1%	11.8	124,115	10.5
Total company	$431,266	12.8%	100.0%	$382,357	100.0%	$1,197,819	1.4%	100.0%	$1,181,440	100.0%
Total company revenue grew 12.8% to $431.3 million for the thirteen weeks ended September 28, 2025, and grew 1.4% to $1.2 billion for the thirty-nine weeks ended September 28, 2025, compared to the same periods in the prior year. The increase in revenue was driven primarily by growth within our skilled businesses during the thirteen and thirty-nine weeks ended September 28, 2025, specifically in the energy and commercial driving industries. The acquisition of HSP in early 2025 contributed 3.7% and 3.5% of growth for the thirteen and thirty-nine weeks ended September 28, 2025, respectively. Growth from our skilled businesses and HSP was partially offset by on-demand, on-site and permanent hiring, as business conditions continue to stabilize within these offerings.
PeopleReady
PeopleReady revenue grew 17.1% to $251.4 million for the thirteen weeks ended September 28, 2025, compared to the same period in the prior year, primarily as a result of growth within our skilled businesses, specifically the energy industry.
PeopleReady revenue declined 1.0% to $654.0 million for the thirty-nine weeks ended September 28, 2025, compared to the same period in the prior year. Our on-demand business experienced reduced demand across most industries and geographies, partially offset by growth within our skilled businesses, specifically the energy industry. During the quarter, demand trends began to stabilize within on-demand business.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew 1.5% to $132.9 million for the thirteen weeks ended September 28, 2025, and grew 1.5% to $402.3 million for the thirty-nine weeks ended September 28, 2025, compared to the same periods in the prior year. PeopleManagement revenue grew as a result of strong demand within our commercial driving business. Growth from commercial driving was partially offset by volume declines within our OnSite business. OnSite new business wins during 2025 have significantly outperformed the prior year, positioning the business for future growth.
PeopleSolutions
PeopleSolutions revenue grew 27.9% to $47.0 million for the thirteen weeks ended September 28, 2025, and grew 14.1% to $141.6 million for the thirty-nine weeks ended September 28, 2025, compared to the same periods in the prior year. The acquisition of HSP in early 2025 contributed 38.6% and 33.7% of growth for the thirteen and thirty-nine weeks ended September 28, 2025, respectively. Organic revenue declined as labor market conditions have led to uncertainty around our clients’ future workforce needs, and clients continue to experience less employee turnover while also facing cost pressures. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. Despite these challenges, we have expanded existing and new client relationships into higher skilled roles and in attractive end markets such as healthcare, engineering, and technology. As clients’ hiring volumes return, the scale of these engagements position us well to for future growth.
Gross profit

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
Gross profit	$97,892	$100,037	$277,798	$303,846
Percentage of revenue	22.7%	26.2%	23.2%	25.7%
Gross profit as a percentage of revenue declined 350 basis points to 22.7% for the thirteen weeks ended September 28, 2025, compared to the same period in the prior year. Changes in revenue mix resulted in a contraction of 190 basis points, driven by revenue shifts toward our lower margin staffing businesses. Higher workers’ compensation costs were driven by less favorable workers’ compensation reserve adjustments, which resulted in 140 basis points of contraction. Additional depreciation of certain software within PeopleSolutions, reported in cost of services, contributed 20 basis points of contraction.
Gross profit as a percentage of revenue declined 250 basis points to 23.2% for the thirty-nine weeks ended September 28, 2025, compared to the same period in the prior year. Changes in revenue mix resulted in a contraction of 200 basis points, driven by revenue shifts toward our lower margin staffing businesses. Additional depreciation of certain software within PeopleSolutions, reported in cost of services, contributed 30 basis points of contraction. Higher workers’ compensation costs were driven by less favorable workers’ compensation reserve adjustments, which resulted in an additional 20 basis points of contraction.
SG&A expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
Selling, general and administrative expense	$91,728	$99,973	$276,147	$303,928
Percentage of revenue	21.3%	26.2%	23.1%	25.7%
Total company SG&A expense improved by 8.2%, or $8.2 million, for the thirteen weeks ended September 28, 2025, and improved by 9.1%, or $27.8 million, for the thirty-nine weeks ended September 28, 2025, compared to the same periods in the prior year. Operational cost management actions have resulted in a leaner cost structure, which strategically positions us to drive stronger profitability as industry demand rebounds. The thirty-nine weeks ended September 28, 2025 included a benefit, net of related fees, of $5.4 million for recognition of certain COVID-19 government subsidies, compared to $6.8 million for the same period in the prior year.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
Depreciation and amortization (exclusive of depreciation included in cost of services)	$6,310	$6,967	$18,661	$22,616
Percentage of revenue	1.4%	1.8%	1.5%	1.9%
Depreciation and amortization decreased for the thirteen and thirty-nine weeks ended September 28, 2025, compared to the same periods in the prior year, as certain intangible assets were fully amortized during 2024, primarily related to customer relationships. In the current year, depreciation of certain software within PeopleSolutions has been included in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Goodwill and intangible asset impairment charge

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
Goodwill and intangible asset impairment charge	$—	$—	$200	$59,674
We performed our annual impairment test as of the first day of our fiscal second quarter of 2025. As a result of this impairment test, we concluded that a trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025. The charge was primarily driven by an increase in the discount rate. The remaining balance for this trademark was $2.5 million as of September 28, 2025. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Income tax expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	Sep 29, 2024	Sep 28, 2025	Sep 29, 2024
Income (loss) before tax expense	$(1,205)	$(6,382)	$(15,173)	$(78,511)
Income tax expense	$711	$1,253	$1,251	$35,532
Effective income tax rate	(59.0)%	(19.6)%	(8.2)%	(45.3)%
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
For the thirty-nine weeks ended September 28, 2025, our income tax expense is related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. Our conclusions to maintain a valuation allowance were driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2025, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the thirty-nine weeks ended September 29, 2024.

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
PeopleReady segment performance was as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue
Revenue from services	$251,436		$214,792		$653,967		$660,862
Cost of services	190,397	75.7%	150,877	70.3%	485,187	74.2%	473,878	71.7%
Selling, general and administrative expense	52,940	21.1%	60,872	28.3%	162,125	24.8%	188,605	28.5%
Segment profit (loss)	$8,099	3.2%	$3,043	1.4%	$6,655	1.0%	$(1,621)	(0.2)%
PeopleReady segment profit (loss) improved $5.1 million and $8.3 million for the thirteen and thirty-nine weeks ended September 28, 2025, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Improvement was primarily due to operational cost management actions, which have resulted in a more efficient cost structure, as well as growth within our skilled businesses, specifically the energy industry. These were partially offset by higher workers’ compensation costs driven by less favorable workers’ compensation reserve adjustments.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue
Revenue from services	$132,863		$130,852		$402,290		$396,463
Cost of services	112,007	84.3%	109,906	84.0%	340,375	84.6%	333,586	84.1%
Selling, general and administrative expense	16,304	12.3%	17,668	13.5%	50,368	12.5%	53,453	13.5%
Segment profit	$4,552	3.4%	$3,278	2.5%	$11,547	2.9%	$9,424	2.4%
PeopleManagement segment profit grew $1.3 million and $2.1 million for the thirteen and thirty-nine weeks ended September 28, 2025, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Growth was primarily driven by higher revenue from our commercial driving business, coupled with a reduction in SG&A expense, which was the result of disciplined cost management actions to streamline our organizational structure and improve efficiency.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions segment performance was as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue	Sep 28, 2025	% of revenue	Sep 29, 2024	% of revenue
Revenue from services	$46,967		$36,713		$141,562		$124,115
Cost of services	29,782	63.4%	21,329	58.1%	94,268	66.6%	72,548	58.5%
Selling, general and administrative expense	13,000	27.7%	12,842	35.0%	38,623	27.3%	40,716	32.8%
Segment profit	$4,185	8.9%	$2,542	6.9%	$8,671	6.1%	$10,851	8.7%
PeopleSolutions segment profit grew $1.6 million for the thirteen weeks ended September 28, 2025, and also grew as a percentage of revenue, compared to the same period in the prior year. Growth was primarily driven by cost management actions to improve efficiency and scalability, as well as inorganic growth from the acquisition of HSP.
PeopleSolutions segment profit declined $2.2 million for the thirty-nine weeks ended September 28, 2025, and also declined as a percentage of revenue, compared to the same period in the prior year. This decline was a result of the decline in revenue, including the loss of a large hospitality client in the prior year due to their decision to insource hiring for high-volume roles, the effects of which were softened by our cost management actions and inorganic growth from the acquisition of HSP.
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
Operating outlook
•We expect revenue growth for the fiscal fourth quarter of 2025 to be between 4% and 10% as compared to the same period in the prior year. This range assumes current market conditions continue, and includes approximately 4% inorganic growth from the acquisition of HSP.
•We anticipate gross profit as a percentage of revenue to decline between 410 and 370 basis points for the fiscal fourth quarter of 2025, compared to the same period in the prior year, due to prior year workers’ compensation reserve adjustments not expected to repeat at the same level in the current year, as well as changes in business mix.
•For the fiscal fourth quarter of 2025, we anticipate SG&A expense to be between $91 million and $95 million, representing a decline compared to the same period in the prior year due to our cost management efforts. This estimate does not include the impact of an expected material impairment of the Chicago support center asset group, as described in Note 14: Subsequent Event, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.
•We expect basic weighted average shares outstanding to be approximately 30 million for the fiscal fourth quarter of 2025. This expectation does not include the impact of potential share repurchases.
•Due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, we expect minimal income tax expense for the fiscal fourth quarter of 2025.
Liquidity outlook
•We expect capital expenditures and spending for software as a service assets to be between $17 million and $19 million for fiscal 2025. Approximately $2 million relates to spending for software as a service assets.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of September 28, 2025, we had $19.9 million in cash and cash equivalents and $68.2 million debt outstanding. Under the Revolving Credit Facility, $7.8 million was utilized by outstanding standby letters of credit, leaving $179.0 million unused, of which $75.2 million is available for additional borrowing after considering our most restrictive covenant. We have an option to increase the total line of credit amount under the Revolving Credit Facility from $255.0 million to $405.0 million, subject to lender approval.
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
Total collateral commitments decreased $32.2 million during the thirty-nine-week period ended September 28, 2025, primarily due to a decrease in collateral levels required by our insurance carriers, as well as the use of collateral to satisfy workers’ compensation claims. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs, and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

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
A summary of our cash flows for each period are as follows:

	Thirty-nine weeks ended
(in thousands)	Sep 28, 2025	Sep 29, 2024
Net cash used in operating activities	$(53,674)	$(23,189)
Net cash used in investing activities	(16,092)	(1,438)
Net cash provided by (used in) financing activities	59,589	(24,765)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(134)	(638)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(10,311)	$(50,030)
Cash flows from operating activities
Operating cash flows consist of net income (loss) adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
As client demand improves, the result is generally an increase in accounts receivable and accounts payable. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and timing of payroll tax payments.
Net cash used by accounts receivable during the thirty-nine weeks ended September 28, 2025 was primarily due to increased revenue across the businesses, as well as an increase in days sales outstanding of approximately two days compared to the fiscal fourth quarter of 2024, primarily due to a higher percentage of receivables with longer payment terms. Net cash used for payments on accounts payable and accrued expenses during the thirty-nine weeks ended September 28, 2025 was primarily related to timing of payments to vendors. In addition, our workers’ compensation claims reserve for estimated claims decreases as claims are paid, and as a result of favorable adjustments of prior year reserves, both of which were the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, business acquisitions, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
The primary use of cash for investing activities during the thirty-nine weeks ended September 28, 2025 was the acquisition of HSP. Capital expenditures included continued investments to upgrade our PeopleReady on-demand technology platform. Cash used was partially offset by cash provided by maturities of restricted investments, which were not reinvested due to lower workers’ compensation collateral requirements.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash provided by financing activities during the thirty-nine weeks ended September 28, 2025 was due to draws on our Revolving Credit Facility, primarily to fund the acquisition of HSP and to finance working capital needs as revenue increased. While we have not executed share repurchases during the thirty-nine weeks ended September 28, 2025, $33.5 million remains available for repurchase under existing authorizations as of September 28, 2025. We are limited to $25.0 million in aggregate share repurchases in any twelve-month period by our financial covenants.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. The following has been updated to reflect changes made during the thirty-nine weeks ended September 28, 2025.
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
•Centerline Drivers (“Centerline”) has a mix of client sizes, many with low dollar weekly invoices, but others that are invoiced on a consolidated basis, resulting in a high concentration of revenue related to its top 10 clients. Payment terms are slightly longer than PeopleReady.
•Our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands have a smaller number of clients in a variety of industries, and are generally invoiced monthly on a consolidated basis. Invoice amounts are generally higher for these brands than our other businesses, with longer payment terms than PeopleReady and Centerline. These businesses also have significant balances due from government entities.
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

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Effective March 31, 2025 (the first day of our fiscal second quarter of 2025), we combined our PeopleScout RPO and PeopleScout MSP reporting units into one reporting unit, PeopleScout. This change coincided with the elimination of PeopleScout MSP as an operating segment within the PeopleSolutions reportable segment. Immediately before the combination, we tested the PeopleScout RPO reporting unit, with a remaining goodwill balance of $22.4 million, and the PeopleScout MSP reporting unit, with a remaining goodwill balance of $0.8 million, for impairment. The PeopleScout RPO reporting unit’s fair value was substantially in excess of its carrying value, and the PeopleScout MSP reporting unit’s fair value approximated its carrying value. After combining the reporting units, the fair value of the PeopleScout reporting unit was substantially in excess of its carrying value. As a result, no impairment charge was recognized. Our reporting units with remaining goodwill as of September 28, 2025 were Centerline, PeopleScout, and HSP.
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
Based on the results of our annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for HSP, for which the estimated fair value was in excess of its carrying value by approximately 5%. This level of headroom is expected, due to the short amount of time that has passed between the acquisition date, when the carrying value of the reporting unit approximated its fair value, and our annual impairment test as of the first day of our fiscal second quarter of 2025. A discount rate of 15.5% was used in calculating the fair value of the HSP reporting unit. In the event either the discount rate increases, forecasted revenue growth declines, or gross profit as a percentage of revenue declines by less than 1 percentage point, the carrying value of the reporting unit would exceed its fair value. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. The goodwill balance for HSP as of September 28, 2025 was $17.3 million. We will continue to closely monitor the operational performance of this reporting unit.

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
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2025, we concluded that a trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 28, 2025. The charge was primarily driven by an increase in the discount rate of 1.0% since our last impairment test. The remaining balance for this trademark was $2.5 million as of September 28, 2025. As of our impairment testing date, the fair value of the trademark related to the PeopleSolutions segment was in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
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
During the fiscal third quarter of 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 28, 2025.
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
For example, on May 13, 2025, HQI publicly announced by press release an unsolicited proposal to acquire all of the Company’s outstanding stock for $7.50 per share (the “HQI Proposal”). After consultation with the Company’s independent financial and legal advisors regarding the Company’s business strategy, historic, current and future valuation, potential alternative opportunities and a careful review of the HQI Proposal, our Board unanimously rejected the HQI Proposal, as the proposal failed to maximize value for, and is not in the best interests of, the Company’s shareholders.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 28, 2025.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (1)
6/30/2025 through 7/27/2025	—	$—	—	$33.5 million
7/28/2025 through 8/24/2025	—	$—	—	$33.5 million
8/25/2025 through 9/28/2025	—	$—	—	$33.5 million
Total	—	$—	—
(1)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 28, 2025, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 40

Item 5.	OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On October 29, 2025, the company’s Chief Accounting Officer, Jason Embick, informed the company of his intention to step down from his role effective November 14, 2025. Mr. Embick’s resignation is not the result of any dispute or disagreement with the Company, including with respect to any matters related to the Company’s operations, policies or practices. While the company searches for a new Chief Accounting Officer, Carl Schweihs will serve as the company’s principal accounting officer. The Company has previously disclosed Mr. Schweihs’s biographical information in our 2025 Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 4, 2025, under the heading "Executive Officers," which information is incorporated herein by reference. Mr. Schweihs will not receive additional compensation or equity awards in connection with his appointment as principal accounting officer.
Trading plans
During the fiscal third quarter of 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	11/3/2025
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	11/3/2025
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Jason M. Embick	11/3/2025
	Signature	Date
By:	Jason M. Embick, Chief Accounting Officer, Senior Vice President

Page - 43