Form 10-K
period 2025-12-28
TrueBlue, Inc.
filed 2026-02-18
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
    ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 28, 2025
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 29, 2025, the aggregate market value (based on the NYSE quoted closing price) of the common stock held by non-affiliates of the registrant was approximately $0.2 billion.
As of February 11, 2026, there were 30,062,641 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report is incorporated by reference from the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed no later than 120 days after the end of the fiscal year to which this report relates.

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
OUR COMPANY
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) began operations in 1989 and is a leading provider of specialized workforce solutions that connect employers and talent. Backed by decades of experience, an extensive national footprint, expansive talent network, deep local market insight, and global recruitment process outsourcing (“RPO”) reach, TrueBlue delivers total workforce solutions helping clients improve quality, streamline operations and meet evolving talent demands.
BUSINESS OVERVIEW
In fiscal 2025, we connected approximately 291,000 people with work and served approximately 53,000 clients. Our operations are managed as three business segments: PeopleReady, PeopleManagement and PeopleSolutions.
PeopleReady
PeopleReady connected approximately 130,000 people with work and served approximately 52,000 clients in fiscal 2025. PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce, across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. Our services range from providing one associate to hundreds, and are generally short-term in nature as we are filling the contingent staffing needs of our clients. Pricing reflects factors such as scope of engagement, role requirements and market conditions, offering flexibility based on workforce needs.
PeopleReady connects our clients with individuals looking for on-demand, general temporary and temp-to-hire positions through our vast network of physical branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our proprietary mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. Supplemented by artificial intelligence (“AI”), JobStack creates a digital marketplace between our associates and clients, and allows our field resources to focus on sales, recruiting and service delivery efforts.
PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation positions through our PeopleReady Skilled Trades and RenewableWorks brands. We utilize our proprietary hiring and workforce management software, Stafftrack®, to recruit and connect skilled tradespeople with client assignments.

Page - 4

PeopleManagement
PeopleManagement connected approximately 38,000 people with work in fiscal 2025.
PeopleManagement provides and manages contingent associates at clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded services throughout the U.S., Canada and Puerto Rico. Our client engagements are generally multi-location and multi-year, and include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce. Our teams are an integral part of the production and logistics process, and specialize in labor-intensive manufacturing, warehousing and distribution. We offer hourly and productivity-based (cost-per-unit) pricing options for industrial staffing solutions. The productivity-based pricing leverages a strategically engineered on-site solution to incentivize performance improvements in cost, quality and on-time delivery using a fixed price-per-unit approach. Both hourly and productivity-based pricing are impacted by factors such as geography, volume, job type and degree of recruiting difficulty. Our proprietary hiring and workforce management software, Stafftrack, enables us to recruit and connect the best candidates with on-site assignments.
PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service. Pricing is impacted by factors such as geography, job type and solution. Centerline offers three solutions for clients:
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
PeopleSolutions
PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, and connected approximately 123,000 people with work in fiscal 2025, primarily in the U.S., Canada, the United Kingdom and Australia.
PeopleSolutions provides RPO, managed service provider (“MSP”) solutions and talent advisory services through our PeopleScout brand. Our solutions are generally multi-year in duration, highly scalable and provide clients the support they need as their hiring volumes fluctuate. Pricing is typically composed of a fee for each hire and/or talent consulting fees, and is impacted by factors such as geography, volume, job type, degree of recruiting difficulty, and the scope of outsourced recruitment and employer branding services included. Our services are designed to lower client recruiting costs while improving the candidate experience by creating strategies that facilitate our clients’ talent acquisition, development and retention goals. We tailor our services to individual client needs by offering multiple solutions, including the following:
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
•MSP solution: Manages our clients’ contingent labor programs including vendor selection, performance management, payrolling, compliance monitoring and risk management. As the client’s exclusive MSP, we have dedicated service delivery teams, which work as an integrated partner with our clients to increase the productivity of their contingent workforce program.

Page - 5

PeopleSolutions also facilitates the placement of skilled healthcare professionals in extended roles with governmental agencies, healthcare systems and educational institutions through our Healthcare Staffing Professionals (“HSP”) brand. HSP streamlines hiring for employers while connecting job seekers with opportunities to grow and advance their careers through the following solutions:
•Short-term temporary solution: Provides clients with immediate coverage of open healthcare professional roles and project-based work.
•Long-term temporary solution: Provides clients with consistent staffing of healthcare professionals for extended, multi-year assignments.
•Permanent placement solution: Provides end-to-end recruitment support for clients hiring full time healthcare professionals.
Assisting our PeopleSolutions recruiting teams is our proprietary technology platform, Affinix®. Affinix is a total talent suite, supported by AI-powered capabilities, blending digital efficiency with human expertise to create personalized experiences for both candidates and recruiters. Affinix rapidly sources a qualified talent pool, and further engages candidates through a seamless digital experience. Affinix provides real-time insights to our clients, helping our PeopleScout dedicated service delivery and HSP recruiting teams efficiently and effectively manage the entire recruitment process.
INDUSTRY AND MARKET DYNAMICS
The staffing industry, which includes our PeopleReady, Staff Management, SIMOS, Centerline and HSP brands, plays a key role in many employers’ talent strategies. Staffing companies supply contingent workforce solutions to ensure the best return on talent investment, optimize talent for business circumstances and reduce the cost and effort of hiring and managing permanent employees. This allows for a rapid response to changes in business conditions through the ability to replace absent employees, fill new positions and convert fixed or permanent labor costs to variable costs. Staffing companies act as intermediaries to match available associates with employer work assignments. Work assignments vary widely in duration, skill level and required experience.
The human resource outsourcing industry, which includes our RPO, MSP and talent advisory services that operate under our PeopleScout brand, involves transitioning various functions handled by internal human resources and labor procurement departments to outside service providers on a permanent or project basis. Human resource departments are faced with increasingly complex operational and regulatory requirements, higher candidate expectations, an expanding talent technology landscape, and pressure to achieve efficiencies, which increase the need to migrate non-core functions to outsourced providers. Through outsourcing, clients are able to more effectively find and engage high-quality talent, leverage talent acquisition technology and scale their talent acquisition function to keep pace with changing business needs.
Our workforce solutions address the following key industry and market trends contributing to anticipated growth:
•Workforce flexibility and scalability: The staffing industry continues to experience dynamic shifts between the permanent and flexible workforce based on competitive and economic pressures to reduce costs, seasonal demands and in response to rapidly changing market conditions. Providers in the human resource outsourcing industry can add significant scalability to a company’s recruiting and hiring efforts, including accommodating seasonal, project or peak hiring needs without sacrificing quality. These providers also help clients increase efficiency and drive lower overhead costs by standardizing processes, reducing time to fill and onboarding the best fit talent into a client’s organization.
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

Page - 6

BUSINESS STRATEGY
Our fiscal 2026 business strategy is focused on accelerating business growth to capture market share, while enhancing our long-term profitability. Key elements of this strategy include enhancing our sales function, expansion in high-growth, less cyclical and under-penetrated end markets as well as high-value roles, and accelerating innovation with technology and operational excellence.
•Enhance sales function: We will continue to make strategic investments in structure, technology, partnerships and enterprise alignment to drive scalable growth.
◦Within our on-demand staffing business, we reorganized into a territory-based model and are expanding our sales resources, which will allow us to extend geographic coverage to better capitalize on opportunities in priority markets and accelerate new client acquisition.
◦We have launched an enterprise-wide strategic partnership with a group purchasing organization to unlock new client acquisition opportunities, which is building momentum and enabling us to expand into new sectors.
◦We are fostering stronger partnerships across our teams and technology to enhance enterprise alignment and collaboration to create more cross-selling opportunities, allowing us to better serve client needs and drive growth with our full spectrum of specialized workforce solutions.
•Market expansion: We continuously seek opportunities to expand our market presence in high-growth, less cyclical and under-penetrated end markets, as well as high-value roles.
◦Investments in skills development programs within our contingent staffing businesses will continue to enhance our strong position in attractive skilled trades areas, including energy and commercial driving. We have opportunities to drive revenue expansion with our growing momentum in healthcare across our brands, including from our acquisition of Healthcare Staffing Professionals, Inc. in early 2025.
◦We continue to look for strategic opportunities to expand our geographic presence across our brand portfolio, with a specific focus on our skilled and healthcare staffing businesses.
◦Within our human resource outsourcing business, we continue to leverage our strong brand reputation and innovative technology to expand into higher-skilled placements, including professional search. We are also focused on capturing growth opportunities in attractive end markets such as technology and professional services.
•Technological innovation: We continue to focus on using technology to accelerate revenue growth, reduce the cost of delivering our services, and increase our ability to attract and retain clients, candidates and associates. Our technological innovations improve the access, speed and ease of connecting our clients with high-quality contingent and permanent employee workforce solutions.
◦Our proprietary JobStack mobile apps supplement our PeopleReady branch network by providing a customized experience connecting our clients and associates. The JobStack for Business app allows clients to post jobs, view estimated bill rates, invite the best matched workers to accept a job, view and approve timecards, and rate associates. The JobStack for Work app enables associates to search for jobs by location, view pay rates and job requirements, schedule shifts, and access resources to become qualified for positions beyond their current skill set. We continue to focus on adding features that enhance the user experience and create efficiencies, which will help drive growth and expand our reach.
◦Our proprietary hiring and workforce management software, Stafftrack, provides robust, near real-time analytics that allow clients the ability to adapt to dynamic supply chain and workforce strategies, driving operational improvements and efficiencies. The Stafftrack associate mobile app provides associates the ability to search for a job, view schedules, add shifts, receive real-time notifications, and earn perks through our Stafftrack Rewards program, which incentivizes associates for good attendance and initiating referrals. We continue to expand functionality within Stafftrack to further enhance our client and associate experience.
◦Our Centerline mobile app provides our drivers with access to information on the go including schedules, pay information, job extension requests and access to our Respect the Drive driver engagement program, which tracks milestone accomplishments for hours worked. We continue to expand and build functionality within the mobile app to enhance the overall driver experience.

Page - 7

◦Our Affinix platform is utilized by our PeopleScout dedicated service delivery teams for sourcing, screening and delivering a permanent workforce to our clients, and by our HSP recruiters for sourcing healthcare professionals for both temporary and direct-hire positions. Affinix creates a consumer-like candidate experience and streamlines the sourcing process. Affinix delivers speed and scalability while leveraging recruitment marketing, predictive analytics and other emerging technology to make the end-to-end process seamless for the candidate. We continue to invest in Affinix to further improve our ability to quickly and efficiently source the most attractive talent at the best price.
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
Staffing companies compete both to recruit and retain a supply of associates and to attract and retain clients who will utilize these associates. Client demand for contingent staffing services is heavily influenced by the overall strength of the economy and labor market, specific industry and sector performance, and workforce flexibility trends. This creates volatility for the staffing industry based on a range of overall economic conditions. Historically, in periods of economic growth, the number of companies providing contingent workforce solutions has increased due to low barriers to entry, whereas, during recessionary periods, the number of companies has decreased through consolidation, bankruptcies or other events. Competitive forces in any economic environment have historically limited our ability to raise our prices to immediately and fully offset the increased costs of doing business, some of which include increased associate wages, workers’ compensation costs, unemployment insurance and healthcare.
We have a competitive advantage from our service history, our specialized approach in serving the industries of our clients, and our mobile apps, which connect associates with jobs and create virtual marketplaces between our associates and clients. Our JobStack and Stafftrack mobile apps are competitively differentiating our services, expanding our reach into new demographics, and improving our recruiting, sales and service delivery. Our national presence, industry specialization, investment in technology, and proprietary systems and processes, together with specialized programs focused on worker safety, risk management, and legal and regulatory compliance, are key differentiators from many of our competitors.
Human resource outsourcing
Our strongest competitors are companies who specialize in RPO services, as well as companies who offer broader human resource outsourcing solutions, which include RPO services. No single provider dominates the market. Competition also includes companies that choose to perform recruiting in-house. The most significant competitive factors for RPO services are the ability to attract top talent, reduce cost per hire, improve retention, deploy best-in-class technology solutions and improve employer branding. Important factors for success in RPO services include the ability to add significant scalability to a client’s recruiting and hiring efforts, including accommodating seasonal and irregular hiring, the ability to increase efficiency by standardizing processes and facilitating transitions for candidates and employees, and the ability to source the most attractive talent at the best price. Our service delivery solutions, bolstered by our proprietary Affinix technology and creative employer branding services, provide a unique approach to partnerships where clients can mix and match capabilities to create the perfect recruitment ecosystem for their specific needs and budget.
CLIENTS
Our clients range from small businesses to Fortune 100 companies.
During fiscal 2025, we served approximately 53,000 clients in industries including construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail, hospitality and general labor. Our ten largest clients accounted for 26.2% of total revenue for fiscal 2025, 22.4% for fiscal 2024 and 20.5% for fiscal 2023. No single client represented more than 10.0% of total company revenue for fiscal 2025, 2024 or 2023.

Page - 8

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
HUMAN CAPITAL MANAGEMENT
TrueBlue is The People Company®. We specialize in connecting people with work and discovering solutions to our clients’ workforce needs. Our team has extensive experience in a variety of industries, and is highly focused on the safety of our workforce. Human capital management is at the heart of what we do every day. The Compensation Committee of the Board of Directors (“Board”) regularly receives reports directly from management regarding the progress on our key human capital initiatives. These reports inform discussions regarding employee development, retention and engagement. Some of our key human capital management initiatives are discussed below.
Our employees
Our success as a company depends on our ability to attract, develop and retain talented employees. Our employees’ skills, experience and industry knowledge significantly benefit our operations and performance. Our focus in talent acquisition is to enhance the candidate experience, improve efficiency and speed of process as we attract best-in-class talent to support TrueBlue as an employer of choice. We invest in emerging talent through our recruitment strategies, talent management and development programs for critical roles, as well as offering remote and hybrid work models. We frequently develop initiatives that strengthen our commitment to people and talent development.
As of December 28, 2025, we employed approximately 3,500 full-time equivalent (“FTE”) employees. We have approximately 2,600 FTE employees in North America, almost entirely in the U.S., 700 FTE employees in Asia Pacific and 200 FTE employees in Europe. None of our permanent employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are in good standing.
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
In addition to our values, our Code of Conduct & Business Ethics (the “Code”) describes our expectations for each employee, from our commitment to treat each other kindly to our zero tolerance for fraud, bribery or corruption. It reflects who we are and how we work and is based on our core values and the law. The Code applies to officers and all other employees of TrueBlue and its affiliates worldwide and is fully endorsed by the Board. We require all our employees to complete our Code training, as well as courses about sexual harassment awareness and prevention and cybersecurity awareness.

Page - 9

Culture and belonging
At TrueBlue, we are dedicated to fostering a culture of belonging in which every employee feels valued, supported, and empowered to succeed. We recognize that a workforce that reflects the clients and communities we serve enhances our creativity and innovation, strengthening our position in the marketplace. We create an environment that encourages collaboration and mutual respect by embracing and celebrating our unique backgrounds, perspectives and experiences. This involves intentionally integrating various perspectives into our decision-making processes, recruitment strategies, and workplace policies and procedures, and prioritizing inclusivity when evaluating performance. Everyone at TrueBlue has a role to play in making sure the culture and belonging thread runs throughout the company. Our Board and executives set the tone and expectation.
Our Employee Resource Groups (“ERGs”) are employee-led groups that create opportunities for employees to collaborate based on shared characteristics or life experiences. These ERGs seek to maximize employee engagement and contribute to our overall business objectives by offering varying perspectives, networking opportunities and increased awareness.
Developing our people
As The People Company, TrueBlue maintains a human-centered focus in everything we do. We are committed to developing talent and have created and implemented an enterprise-wide, comprehensive talent strategy that includes learning and development, performance management, succession planning and leadership development. Foundational to the strategy is the TrueBlue leadership competency model. This competency model is embedded in all aspects of the employee life cycle including talent acquisition, rewards and recognition, and growth and development. When opportunities arise, we review potential internal candidates, guided by the intention to promote from within as often as possible. Career growth and promotions will be increasingly linked to our talent management strategy. By aligning our talent strategy with our strategic initiatives, we ensure that employees have clear pathways and the resources and guidance needed to advance their careers and contribute to the success of TrueBlue.
To retain talented employees, we have a performance management system focused on both the “what” and the “how” of performance as well as development for our employees. The evaluation of performance is directly tied to merit-based increases in compensation, which establishes a stronger pay for performance culture.
At TrueBlue, how we accomplish our work is just as important as what work we accomplish. This philosophy is the cornerstone of our performance management process and system, which consists of four stages and guides our employees and managers through setting goals, cascading goals, ongoing monitoring of progress through regular one-on-one discussions, formal performance discussions and rewards directly connected to performance through the annual merit process. It also focuses on personal development and career growth by setting development goals and aligning the behaviors with company expectations as defined in the leadership competency model. Our leadership competency model outlines and defines expected behaviors for how we work and provides the foundation for successful performance and development.
Health and wellness
We emphasize a commitment to health and wellness as a key component of our comprehensive total rewards approach to attract, motivate and retain top talent. We prioritize offering a range of health and wellness benefits, including wellness initiatives, retirement and financial resources, comprehensive healthcare coverage and resources to support work-life balance. These initiatives are designed to enhance employee well-being, boost productivity and align with our goal of fostering a thriving and engaged workforce to maintain a competitive edge in the industry.
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

Page - 10

Skill development
Associates come to us because of the flexibility we offer to fill a short-term financial need and/or provide longer-term contingent flexible labor opportunities. We act as a bridge to permanent, full-time employment for thousands of associates each year. Associates may be assigned to different jobs and job sites, and their assignments could last for a few hours or extend for several months or years. We provide our associates meaningful work and the opportunity to improve their skills. Through our WorkUp program, we provide skills training and career development for associates. We are expanding the program into select markets where we operate. For example, we have an apprenticeship program registered in a number of states to support skills development and long-term employment in the renewable energy industry, and launched a commercial truck driver training scholarship for female truck drivers. We are considered the legal employer of our associates, and laws regulating the employment relationship are applicable to our operations. We believe we have an overall positive relationship with our associates.
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
REGULATION
Our services are subject to a variety of complex federal, state and foreign laws and regulations. We continuously monitor legislation and regulatory changes for their potential effect on our business. We invest in technology and process improvements to implement required changes while minimizing the impact on our operating efficiency and effectiveness. Regulatory cost increases are passed through to our clients to the fullest extent possible.
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
The demand for our workforce solutions is highly dependent upon the state of the economy and the workforce needs of our clients, which creates uncertainty and volatility in our operations. Our profitability is sensitive to decreases in demand. National and global economic activity is slowed by many factors, including rising interest rates, recessionary periods, inflation, changes in international trade policies, declining consumer confidence, political and legislative policy changes, reductions in government funding, international conflict or instability, epidemics, other significant health concerns and global trade uncertainties. As economic activity slows, companies tend to reduce their use of associates and recruitment of new employees. We work in a broad range of industries that primarily include construction, manufacturing and logistics, warehousing and distribution, waste and recycling, energy, transportation, retail and hospitality. Significant declines in demand from any region or industry in which we have a major presence, domestic or global supply chain disruptions, or decline in the financial health of our clients, significantly decreases our revenues and profits. For example, we experienced significantly reduced demand from our clients due to the coronavirus pandemic (“COVID-19”) and the resulting supply chain disruptions in the manufacturing and renewable energy sectors we serve. Global pandemics or other disruptions to the supply chain may impact our financial condition or results of operations and could have a material impact on the businesses or productivity of our clients, employees, associates and other partners.
A deterioration in real or perceived economic conditions, global supply chain issues, political instability, tariffs, rising energy prices, a recession or fear of a recession, and the related governmental responses to these concerns, or otherwise, could lead to a prolonged decline in demand for our services and negatively impact our business. During challenging economic times or in the event of a reduction or elimination of government funding, our clients, including but not limited to those that rely on government support, may face reduced demand for their services, reduced revenue, and issues gaining access to sufficient credit, which has resulted in and could in the future result in a reduction in the need for our services, or an impairment of their ability to make payments to us, timely or otherwise, for services rendered. If that were to occur, it may adversely affect our results of operations.
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
The increased use of internet-based, mobile and AI technology is attracting additional online, app-based companies and other non-traditional competitors and resources to our industry. Our associates, candidates and clients increasingly demand technological innovation to improve access to and delivery of our services. Our clients increasingly rely on automation, AI, machine learning and other new technologies to reduce their dependence on labor needs, which may reduce demand for our staffing and recruiting services and impact our operations.

Page - 12

We face extensive pressure for lower prices and new service offerings and must continue to invest in and implement new technology and industry developments, including AI, in order to remain relevant to our associates, candidates and clients. As a result of this increasing dependence upon technology, we must timely and effectively identify, develop, or license technology from third parties, and integrate such enhanced or expanded technologies into the solutions that we provide. In addition, our business relies on a variety of technologies, including those that support recruiting, hiring, paying, order management, billing, collecting, and associate and client data analytics. If we do not sufficiently invest in and implement new technology, or evolve our business at sufficient speed and scale, our business results may decline materially. Acquiring technological resources and expertise to develop new technologies for our business may require us to incur significant expenses and capital costs. These capital investments, including in AI, may not achieve their expected return. For some solutions, we depend on key vendors and partners to provide technology and support. If these third parties fail to perform their obligations or cease to work with us, our business operations could be negatively affected. Furthermore, there is risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of generated content. These limitations or failures could result in reputational damage, legal liabilities, or loss of user confidence. Developing, testing and deploying these systems may require additional investment and increase our costs.
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
We self-insure, or otherwise bear financial responsibility for, a significant portion of expected losses under our workers’ compensation program. We have experienced unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, and medical cost inflation, and we may experience such changes in the future which could result in costs that are significantly different than initially anticipated or reported and could cause us to record adjustments to the reserves in our financial statements. There is a risk that we will not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.
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

Page - 13

The loss of, continued reduction in or substantial decline in revenue from larger clients or certain industries could have a material adverse effect on our revenues, profitability and liquidity.
We experience a degree of revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Although we have no client that represents over 10% of our consolidated revenue, there may be clients that exceed 10% of revenue within some of our reportable segments. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition and results of operations. Reduced demand for our services from larger clients or certain industries, or supply interruptions for manufacturing, have had, and could continue to have, a material adverse effect on our business, financial condition and results of operations. Client concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If we are unable to collect our receivables, or are required to take additional reserves, our results and cash flows will be adversely affected.
Our business and operations have undergone, and will continue to undergo, significant change as we seek to improve our operational and support effectiveness, which, if not managed effectively, could have an adverse outcome on our business and results of operations.
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
We expect to continue adjusting the composition of our business segments and entering into new business initiatives as part of our business strategy. New business initiatives, strategic business partners, or changes in the composition of our business mix can be distracting to our management and disruptive to our operations, causing our business and results of operations to suffer materially. New business initiatives in new end markets or new geographies, including initiatives outside of our core business offerings, could involve significant unanticipated challenges and risks such as failing to advance our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. In particular, we have made significant investments to advance our technology, and we cannot be sure that those initiatives will be successful, will not interrupt our operations or will achieve a return on our investment. These events could cause material harm to our business, operating results or financial condition.
Damage to our brands and reputation could have an adverse effect on our business.
Our ability to attract and retain clients, associates, candidates and employees is affected by external perceptions of our brands and reputation. Negative perceptions or publicity could damage our reputation with current or prospective clients, associates, candidates and employees. Negative perceptions or publicity regarding our employees, business practices, vendors, clients, or business partners may adversely affect our brand and reputation. Undesirable actions by our competitors could adversely impact the reputation of the staffing industry as a whole, negatively impacting our brand. We may not be successful in detecting, preventing, or negating all changes in or impacts on our reputation, including reputational effects of negative social media use by our clients, employees, candidates, or associates. If any factor, including unethical behavior, illegal conduct, poor performance or negative publicity, whether or not true, hurts our reputation, we may experience reduced demand for our services, which could harm our business.

Page - 14

We may not achieve the intended effects of our business strategy which could negatively impact our results.
Part of our business strategy is focused on driving growth in our business segments by investing in innovative technology and initiatives which drive organic growth. These investments may not achieve our desired results, may be distracting to management or may be impacted by matters outside of our control. If we are unsuccessful in executing any of these strategies, or if these strategies fail to address the changing demands of the market, we may not achieve our goal of revenue and profit growth, which could negatively impact financial results.
Acquisitions may have an adverse effect on our business.
We may make additional acquisitions as part of our business strategy, such as the acquisition of Healthcare Staffing Professionals, Inc., which we announced on February 4, 2025. However, this strategy may be impeded and we may not achieve our long-term growth goals if we cannot identify suitable acquisition candidates or if acquisition candidates are not available under acceptable terms. We may have difficulty integrating acquired companies into our operating, financial planning, and financial reporting systems and may not effectively manage acquired companies to achieve expected growth. Despite diligence and integration planning, acquisitions may also present challenges in bringing together different work cultures and personnel. Acquisitions into new markets could be more difficult for us to forecast or predict business trends, or may come with dependencies with which we have less experience. Difficulties in integrating our acquisitions, including attracting and retaining talent to grow and manage these acquired businesses, may adversely affect our results of operations.
Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense and charges related to integration costs. Additional indebtedness could also impact financial covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for an acquisition, which could result in dilution to our shareholders. Any acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.
As a result of past acquisitions, we have maintained goodwill and intangible assets on our balance sheet that may decrease our earnings or increase our losses if we recognize an impairment.
All of our acquisitions have involved purchase prices in excess of tangible net asset values, resulting in the creation of goodwill and other intangible assets. Future acquisitions may result in the addition of goodwill and intangible assets to our balance sheet. We review goodwill and indefinite-lived intangible assets for impairment at least annually, and when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets having finite lives are amortized over their useful lives and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may be required to record a charge, which could be material, in our financial statements during the period in which we determine an impairment has occurred. Impairment charges could materially and adversely affect our results of operations in the periods that such charges are recorded. The potential loss of key executives, employees, clients, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or businesses we acquire. These events could cause material harm to our business, operating results or financial condition.
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
Our revolving credit agreement (“Revolving Credit Facility”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured, or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.
Our principal sources of liquidity are funds generated from operating activities, available cash and cash equivalents, and borrowings under our Revolving Credit Facility. We must have sufficient sources of liquidity to meet our working capital requirements, fund any increases to our workers’ compensation collateral requirements, service our outstanding indebtedness and finance investment opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue promising business opportunities.
If our debt level significantly increases in the future, it could have significant consequences for the operation of our business including requiring us to dedicate a significant portion of our cash flow from operations to servicing our debt rather than using it for our operations. It could also limit our ability to obtain additional debt financing for future working capital, capital expenditures, or other corporate purposes; our ability to take advantage of significant business opportunities, such as acquisitions; and our ability to react to changes in market or industry conditions; and it could put us at a disadvantage compared to competitors with less debt.
We may not be able to align our cost structure with our current revenue level, which in turn may require additional financing in the future that may not be available or may be available only on unfavorable terms.
Our efforts to align our cost structure with the current state of the staffing and recruitment markets may not be successful.. When revenue is negatively impacted by weakening client demand, we have previously and may again in the future find it necessary to take cost cutting measures to minimize the impact on our profitability, such as the workforce reductions we experienced in fiscal 2024 and 2025. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

Page - 16

Any such effort to realign or streamline our organization has resulted in, and may in the future result in, the recording of additional expenses, such as asset impairment charges, contract and lease termination costs, severance costs, employee termination benefits and other costs to execute organizational changes. Further, as a result of such initiatives, we may experience a loss of continuity, loss of accumulated knowledge and proficiency, adverse effects on employee morale, loss of key employees and/or other retention issues during transitional periods. Further, upon completion of any reorganization initiatives, our business may not be more efficient or effective than prior to the implementation of the plan and we may be unable to achieve anticipated operating enhancements or cost reductions, which would adversely affect our business, competitive position, operating results and financial condition.
We may have additional tax liabilities that exceed our estimates.
We are subject to federal taxes, a multitude of state and local taxes in the United States (“U.S.”), and taxes in foreign jurisdictions. Changes in the mix of our taxable income by jurisdiction, an increase in the rate of those taxes, or utilization of tax credits could have a material impact on our financial condition or results of operations. Changes in interpretation of existing laws and regulations by a taxing authority, or a change in tax policy or regulations, could result in penalties and increased costs in the future. Taxing authorities may challenge our methodologies for valuing intercompany arrangements or may change their laws, policies or regulations, which could increase our worldwide effective tax rate and harm our financial position and results of operation.
In times of economic slowdowns, federal, state and local governments may experience reductions in tax revenues and corresponding budget deficits. To obtain additional tax revenues, these jurisdictions have in the past and may in the future increase or enact new taxes and increase their audit activity. Our ability to adjust our pricing for higher taxes could be limited and as a result could have a material adverse impact on our financial condition or results of operations.
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
The Organization for Economic Co-operation and Development (the ”OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as “Pillar Two” or “the minimum tax directive.” In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S.-parented groups. Even with this safe harbor, certain countries in which we operate have or are in the process of adopting minimum tax legislation. While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as additional guidance is released. It is possible that these legislative changes could have an adverse impact on our effective tax rates or operations.
Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting or an inability to prevent or detect fraud.
We have experienced internal control deficiencies that have not had a material impact on our financial reporting; however, there is no assurance that the impacts of any future weaknesses or deficiencies will not be material. If our management is unable to certify the effectiveness of our internal controls, including those over our third-party vendors, our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny, a loss of public confidence and litigation. In addition, if we do not maintain adequate financial, technology, and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, or prevent or detect fraud which could cause our stock price to decline.
LEGAL AND COMPLIANCE RELATED RISKS
We may experience employment-related claims, commercial indemnification claims and other legal proceedings that could materially harm our business.
We incur a risk of liability for claims relating to personal injury, wage and hour violations, immigration, discrimination, harassment, securities law matters, contractual obligations, malpractice, government inquiries and other claims. Some or all of these claims may give rise to negative publicity, investigations, litigation or settlements, which may cause us to incur costs or have other material adverse impacts on our financial statements. Should we have a material inability to produce records in connection with litigation or a government inquiry, the cost or consequences of such matters could become much greater.

Page - 17

Additionally, new employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation.
Certain clients have negotiated broad indemnification provisions regarding the services we provide. In addition, we may have liability to our clients for the action or inaction of our employees that may cause harm to our clients or third parties. In some cases, we must indemnify our clients for certain acts of our associates or arising from our associates’ presence on the client’s job site. We may also incur fines, penalties and losses that are not covered by insurance, or we may experience negative publicity with respect to these matters.
We maintain insurance with respect to some potential claims and costs with deductibles. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms. Jury verdicts in some of the jurisdictions where we operate have become increasingly volatile and difficult to anticipate. Should the final judgments or settlements exceed our insurance coverage, they could have a material adverse effect on our business. Our ability to obtain insurance, its coverage levels, deductibles and premiums, are all dependent on market factors, our loss history, and insurance providers’ assessments of our overall risk profile. Further, we cannot be certain our current and former insurance carriers will be able to pay claims we make under such policies.
We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. We accrue estimated loss contingencies in our financial statements when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Due to the unpredictable nature of litigation, assessing contingencies is highly subjective and requires judgments about future events. The amount of actual losses may differ from our current assessment. As a result of the costs and expenses of defending ourselves against lawsuits or claims, and risks and consequences of legal actions, regardless of merit, our business, results of operations, financial position and cash flows could be adversely affected or cause variability in our results compared to expectations.
Failure to protect our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights or contractual rights of others.
We have invested in developing specialized technology and intellectual property, proprietary systems, processes and methodologies that we believe provide us a competitive advantage in serving clients. We cannot guarantee that trade secret, trademark, patent and copyright law protections are adequate to deter misappropriation of our intellectual property, which is an important part of our business. We may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights. We cannot be sure that our services, products and proprietary software, or the products and software of others that we offer to our clients, do not infringe on the intellectual property rights or contractual rights of third parties, and we may have infringement claims, contractual claims or intellectual property claims asserted against us or our clients. These claims may harm our reputation, result in financial liability or prevent us from offering some services or products to clients. The costs of supporting such litigation and disputes may be considerable, and there can be no assurances that a favorable outcome will be obtained. Intellectual property infringement, trade secret misappropriation, and other intellectual property claims and proceedings brought by or against us, whether successful or not, could require significant attention of management and resources and may result in substantial costs and harm to our brand, and may have an adverse effect on our business.
Our efforts to maintain adequate compliance policies and controls may not prevent violations that could result in significant fines and penalties.
We could be exposed to fines and penalties under U.S. federal, state, or local laws, as well as foreign laws, for failure to adequately monitor operating requirements and changes thereto, including rules related to the employment and recruiting of associates and candidates. Failure to comply with laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market, but also on our reputation generally. Although we have implemented policies, procedures and training programs designed to monitor, ensure compliance with and build awareness of these various regulations, we cannot be sure that our employees, contractors, vendors, or agents will not violate such policies. Any such violations could materially damage our reputation, brand, business and operating results.

Page - 18

RISKS RELATED TO OUR INDUSTRY
Our workforce solutions are subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive federal, state, local and foreign government regulation. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace, contingent staffing, the employer-employee relationship, use of AI in the hiring process, immigration laws, procedures, and enforcement practices, or judicial or administrative proceedings related to such regulation, could materially harm our business. From time to time, the contingent staffing industry, in which we operate, has come under criticism from organizations and regulatory agencies which maintain that employment protections, such as wages and benefits, are subverted when clients use our services. For example, some states have addressed these concerns by making it more challenging for clients to use our services, or adding additional administrative burden to our industry. Our business is dependent on contingent staffing arrangements continuing to be a viable source of flexible labor for our clients and flexible employment opportunities for our associates. If additional jurisdictions adopt regulations to our industry due to pressure from organized labor, political groups, or regulatory agencies, it could have a material adverse impact on our business, results of operations and financial condition.
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
We compete to meet our clients’ needs for workforce solutions; therefore, we must continually attract qualified associates and candidates to fill positions. Attracting qualified associates and candidates depends on factors such as desirability of the assignment, position requirements, location, the associated wages and other benefits. Many of these factors are outside of our control, including the reputational effects of unfavorable comments on social media outlets about our business or a work site. When unemployment in the U.S. is low, it is challenging to find sufficient eligible associates and candidates to meet our clients’ orders. Generous unemployment benefits, stimulus payments and other direct payments to individuals have in the past negatively impacted our ability to recruit qualified associates and candidates. A return to similar benefits in the future could further negatively impact our ability to recruit qualified associates and candidates. Significant changes in immigration policy and regulations could increase the demand for workers legally authorized to work in the U.S. who would otherwise be our associates or candidates, and reduce the supply of associates and candidates available to fulfill client orders, which could have a negative impact on our business operations.
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
Our industry is highly competitive and rapidly innovating, with low barriers to entry. We compete in global, national, regional and local markets with full-service and specialized companies offering contingent staffing as well as business process outsourcing. New entrants to the market include online and app-based staffing providers and AI recruiters. Our competitors offer a variety of flexible workforce solutions. Our clients in the past have decided, and we face the risk that our current or prospective clients may in the future decide, to insource the services we provide. As technology continues to evolve, an increasing number of tasks currently performed by people may be replaced by automation, robotics, AI, or other technology advances outside of our control. These technological changes, including advances in the availability of AI, may reduce demand for our services, enable the development of competitive products or services, or enable our current customers to reduce or bypass the use of our services. Additionally, rapid changes in AI are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and there can be no assurance that we can integrate other technologies we use with AI or that material additional monetary and time expenditures will not be required. In addition, demand for our services could be further reduced by advanced technologies being deployed by our competitors. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.

Page - 19

Our business is subject to evolving regulations and stakeholders’ expectations that could expose us to numerous risks.
Institutional, individual and other investors, proxy advisor services, regulatory authorities, politicians, clients, employees and other stakeholders are increasingly focused on the practices of companies, including sustainability, human capital management, data privacy and security, supply chains (including human rights issues) and climate change, among other topics. These requirements, expectations, and/or frameworks, which can include assessments and ratings published by third-party firms, are not synchronized, are subject to frequent change, and vary by stakeholder, industry and geography. Our reputation could be affected by our position, or silence, regarding one or more of these initiatives.
These evolving stakeholder expectations and our efforts and ability to respond to and manage these issues, provide updates on them, and establish and meet appropriate goals, commitments and targets related to these initiatives present numerous operational, regulatory, reputational, financial, legal, and other risks and impacts. Our efforts in this area may result in a significant increase in costs and may nevertheless not meet, or conflict with, investor, client or other stakeholder expectations and evolving standards or regulatory requirements. Such costs or conflicts may negatively impact our financial results, our reputation, our ability to attract and retain employees, and our attractiveness as a service provider, investment or business partner, or may expose us to government enforcement actions, litigation, and actions by shareholders or stakeholders.
Demand for the Company’s services from renewable energy clients or funding from related government sources may decrease over time.
Changes in government or political developments, including changes in leadership among decision makers, government spending reductions or shifts in spending priorities including shifts away from tax credits, grants, and subsidies to renewable energy projects, revisions to governmental policies and hiring practices, changes in the number and terms of government contracts, and government shutdowns, budget deficits, uncertainties, or debt constraints may adversely impact the level of business that the company does with the government or renewable energy clients in a manner that harms our business, financial condition or results of operations.
RISKS RELATED TO CYBERSECURITY, DATA PRIVACY AND USE OF TECHNOLOGY
Cybersecurity vulnerabilities and other incidents could lead to the improper disclosure of information about our clients, candidates, associates and employees, which could materially harm our business.
Our business requires the use, processing and storage of personal data and confidential information about candidates, associates, employees and clients. We use information technology and other computer resources to carry out operational and support activities and maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, vendors, associates and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information.
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
A material incident involving system failure, data loss or security breach could harm our reputation, disrupt our operations and the services we provide to clients, and subject us to significant monetary damages or losses, litigation, negative publicity, regulatory enforcement actions, fines, criminal prosecution, as well as liability under our contracts and laws that protect personal and/or confidential data. We may also incur additional expenses, including the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or ransomware payments. Our insurance coverage may not be sufficient to cover all such costs or consequences, and there can be no assurance that any insurance that we now maintain will remain available under acceptable terms.
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

Page - 20

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
Our primary technology systems, offices, support facilities and operations are vulnerable to damage or interruption from power outages, employee errors, security breaches, natural disasters, extreme weather conditions, civil unrest and catastrophic events. Failure of our systems, or damage to our facilities, may cause significant interruption to our business and require significant additional capital and management resources to resolve, causing material harm to our business.
Our development and use of AI technology involves risks and uncertainties that could expose us to legal, reputational and financial harm.
We currently use and may, in the future, further rely on AI, which introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement and emerging technology risks. We use both internally developed AI, as well as various products into which our vendors have incorporated AI. Ineffective, insufficient, or inadequate development or deployment practices by us or third-party vendors could result in harm to our business, financial condition and results of operations. For example, algorithms and models utilized by generative AI that we use may have limitations, including bias, errors and the inability to handle certain data sets. They may also raise additional legal issues such as concerns regarding copyright protections or data protection.
While we have established a framework governing the company’s use and development of AI, including policies and procedures, and we safeguard sensitive information, we cannot ensure that our employees and associates will adhere to those policies and procedures. Failure to address these risks adequately may negatively impact our operations, reputation and financial performance. Further, the company’s use of AI may also lead to novel and urgent cybersecurity risks, including access to or the misuse of personal and confidential data, all of which may adversely affect the company’s operations and reputation.

Page - 21

Additionally, there is uncertainty in the rapidly developing legal and regulatory regime relating to AI, particularly in the employment context, such as legislation that has been passed in the European Union and Colorado and regulations in California, that may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws. We anticipate there will be additional laws and regulations in this area, the nature of which cannot be determined at this time.
Our associate and customer engagement on mobile devices depends upon third parties maintaining open application marketplaces and effective operation with mobile operating systems, networks, and standards that we do not control.
A significant and growing portion of our associates and customers engage with us through our proprietary application on their mobile devices. Our application relies on third-party open application store platforms, including the Apple App Store and Google Play, which may change their policies, impose additional fees or requirements to support our applications, or stop supporting our applications altogether. Such additional requirements or terms may be prohibitively burdensome or require expensive changes to our systems. These changes may increase our costs or adversely affect associate and customer experience. Additionally, mobile operating systems, such as Android and iOS, could stop supporting our application entirely or on commercially reasonable terms or could make changes that degrade the associate and user experience. To deliver high-quality mobile offerings, it is important that our offerings are designed effectively and work well with a range of mobile devices, technologies, systems, networks, and standards that are beyond our control. In the event that it is inconvenient or impossible for our associates and customers to access and use our application on their mobile devices or our competitors develop offerings and services that are perceived to operate more effectively on mobile devices, our business, operating results and financial condition could be adversely impacted.
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
We depend on the efforts of our executive officers and certain key personnel. Our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage during a transition. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition. We have experienced CEO and CFO transitions in addition to other executive team leadership changes, and could have additional executive leadership changes as part of our overall succession plans. Such leadership transitions can be inherently difficult to manage, and an inadequate transition could cause disruption to our business, including our relationships with our clients and employees and fluctuations in the price of our stock.
Our shareholder rights plan and some provisions of our articles of incorporation, our bylaws and Washington law include terms and conditions that could discourage a takeover or other transaction that shareholders may consider favorable.
On May 14, 2025, the Board approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”) pursuant to a Rights Agreement, dated as of May 14, 2025, which may be amended from time to time (the “Rights Agreement”), between the company and Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement was adopted in response to the unsolicited proposal from HireQuest, Inc. (“HQI”) to acquire all common stock of the company at $7.50 per share. Pursuant to the Rights Plan, the Board declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of TrueBlue common stock. Each Right entitles the registered holder to purchase from the company one one-hundredth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred”) of the company at a price of $30 per one one-hundredth of a share of Series A Preferred, subject to certain anti-dilution adjustments.

Page - 22

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
The Rights will expire on May 13, 2026, subject to the company’s right to extend such date unless (x) prior to such date Stockholder Approval (as defined in the Rights Agreement) has been obtained to extend the Rights or (y) the Rights are earlier redeemed or exchanged by the company or terminated.
The Rights have certain anti-takeover effects, including potentially discouraging a takeover that shareholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board.
Our articles of incorporation and bylaws contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the company, including:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of our Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death, or removal of a director in certain circumstances;
•the right of our Board to establish the number of directors serving on our Board at any given time; and
•advance notice procedures that shareholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a shareholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the company.
In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions in our articles of incorporation, our bylaws and Washington law may also have the effect of delaying or preventing a change of control of the company, even if this change of control would benefit our shareholders.
Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources, disrupt our business and impact the trading value of our securities.
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
We are currently engaged in a proxy contest (the “Proxy Contest”) with an activist shareholder who has notified us of its intention to nominate a slate of candidates for election to our Board at our upcoming annual meeting of shareholders. Responding to this Proxy Contest, and any related activist shareholder activities, has required and could continue to require significant time, attention, and resources from our management and Board, and may result in substantial legal, advisory and administrative expenses. For example, we have been, and may continue to be required, to engage legal, financial, and communications advisors to assist in responding to the Proxy Contest, and these costs may adversely impact our financial results.
Responding to shareholder activism, including the Proxy Contest, has been and may continue to be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from strategic initiatives. Activist campaigns such as the Proxy Contest can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract and retain employees, investors and clients, and cause our stock price to experience periods of volatility or stagnation. Even if the Board’s nominees are elected in the Proxy Contest, the process of defending against such activities has in the past and could continue to divert management’s focus from operating our business and implementing our strategic initiatives, which could adversely affect our business, financial condition and results of operations.

Page - 23

Unsolicited acquisition proposals and attempts to acquire control of the company could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been, and may continue to be, subject to unsolicited acquisition proposals, tender offers, or proxy contests to gain control of the company, which could result in substantial costs to the company and divert management’s and our Board’s attention and resources from our business. Such events could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or suppliers, and make it more difficult to attract and retain qualified personnel. We have been, and may continue to be, required to incur significant fees and other expenses in responding to these events, including for required regulatory responses and third-party advisors. We also may be subjected to shareholder litigation in connection with these events. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by speculative market perceptions about these events, risks and uncertainties.
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
A portion of our business operations and support functions are located outside of the U.S. These international operations are subject to a number of risks, including the effects of global health crises and resulting governmental actions, political and economic conditions in those foreign countries, foreign currency fluctuations, the burden of complying with various foreign laws and technical standards, unpredictable changes in foreign regulations, U.S. legal requirements governing U.S. companies operating in foreign countries, legal and cultural differences in the conduct of business, potential adverse tax consequences and difficulty in staffing and managing international operations. We could also be exposed to fines and penalties under U.S. or foreign laws, such as the Foreign Corrupt Practices Act and/or the UK Anti-Bribery Act, which prohibit improper payments to governmental officials and others for the purpose of obtaining or retaining business. Although we have implemented policies and procedures designed to ensure compliance with these laws, we cannot be sure that our employees, vendors, contractors or agents will not violate such policies. Any such violations could materially damage our reputation, brands, business and operating results. Further, changes in U.S. laws and policies governing foreign investment and use of foreign operations or workers, and any negative sentiments towards the U.S. resulting from such changes, could adversely affect our operations. Additionally, we are highly dependent upon our India-based back-office and support functions and there can be no assurance that our Indian operations will support our growth strategy and historical cost structure.
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

Page - 24

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 1C.	CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY
We acknowledge the importance of assessing, identifying and managing material risks associated with cybersecurity threats. These risks include, among other things, harm to our candidates, associates, employees and clients; operational disruptions; violation of privacy laws and regulations; breach of confidentiality and other contractual obligations; litigation and legal action; financial and reputational harm. We leverage cybersecurity technologies and established processes, procedures, and controls to identify, assess and manage material cybersecurity risks.
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
Ongoing activities
To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against, detect and respond to cybersecurity incidents, we undertake the following activities:
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

Page - 25

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
Third-party risk management
Our policies and processes address cybersecurity threat risks associated with the use of third-party service providers, including those who access, use and/or store our client, candidate, associate and employee data or have access to our network and systems. Third-party risks are included within our enterprise risk management assessment program, as well as our information security-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our systems, data or facilities that house such systems or data. This allows us to identify high-risk providers and continually monitor for cybersecurity threat risks appropriately. Additionally, we require contracts with all third parties that have access to our network and systems to include baseline security requirements for adequate data handling, as well as to provide the company with audit rights. Such contractual requirements are reviewed during each subsequent contract renewal process.
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
The Audit Committee of our Board is responsible for oversight of risks from cybersecurity threats. Through the end of the fiscal third quarter of 2025, our Innovation and Technology (“I&T”) Committee of the Board was responsible for the oversight of risks from cybersecurity threats. The I&T Committee was comprised of all of our Board members. Beginning in the fiscal fourth quarter of 2025, the Audit Committee, which is comprised of four members of the Board, has taken over the responsibility for this oversight. During fiscal 2025, at least quarterly, management provided the I&T or Audit Committee, as applicable, with updates regarding our cybersecurity risks, threats and efforts focused on mitigating those risks. Beginning in the fiscal fourth quarter of 2025, these updates are provided to the Audit Committee. These updates are provided by our Chief Digital Officer (“CDO”) and our CISO, and include recent developments in cybersecurity, the company’s actual experience with cybersecurity incidents, and the systems and processes in place to defend against cyberattacks. Should a material or potentially material cybersecurity incident occur, the Board will immediately be notified of such event by the company’s CEO. Our CDO and CISO frequently communicate with affected business and finance leaders regarding any cybersecurity related event.

Page - 26

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
We lease building space for all our PeopleReady branches, except for two that we own in Florida. In addition, we lease domestic and international office space to support our operations and centralized support functions. Under the majority of our branch leases, we have the right to terminate the lease with 90 days’ notice. We do not anticipate any difficulty in renewing these leases or in finding alternative sites in the ordinary course of business. We continue to utilize a remote or hybrid work model for our headquarters and U.S.-based support employees, while utilizing our support center facilities when necessary or beneficial. We own an office building in Tacoma, Washington, which serves as our corporate headquarters. The Tacoma headquarters is currently under contract for sale. See Note 5: Supplemental Balance Sheet Information, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K for additional information. While management believes all our facilities are currently suitable for their intended use, we continually evaluate our business and facilities and may decide to expand or dispose of facilities in the future.

Item 3.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Page - 27

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information
Our common stock is listed on the New York Stock Exchange under the ticker symbol TBI.
Holders of the corporation’s common stock
We had approximately 222 shareholders of record as of February 11, 2026. This number does not include shareholders for whom shares were held in “street name.”
Dividends
No cash dividends have been declared on our common stock to date nor have any decisions been made to pay a dividend in the future. Payment of dividends is evaluated on a periodic basis and if dividends were paid, they would be subject to the covenants of our revolving credit agreement, which may have the effect of restricting our ability to pay dividends.
Stock repurchases
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended December 28, 2025.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (1)
09/29/2025 through 10/26/2025	—	$—	—	$33.5 million
10/27/2025 through 11/23/2025	—	$—	—	$33.5 million
11/24/2025 through 12/28/2025	—	$—	—	$33.5 million
Total	—	$—	—
(1)    On January 31, 2022, our Board of Directors authorized a $100.0 million share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of December 28, 2025, $33.5 million remains available for repurchase under the existing authorization.

Page - 28

TrueBlue stock comparative performance graph
The following graph depicts our stock price performance from December 27, 2020 through December 28, 2025, relative to the performance of the S&P SmallCap 600 Index and S&P 1500 Human Resources and Employment Services Index.
All indices shown in the graph have been reset to a base of 100 as of December 27, 2020, and assume an investment of $100 on that date and the reinvestment of dividends, if any, paid since that date.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN (1)

Total return analysis	2020	2021	2022	2023	2024	2025
TrueBlue, Inc.	$100	$144	$100	$80	$41	$24
S&P SmallCap 600 Index	$100	$125	$106	$123	$135	$145
S&P 1500 Human Resources and Employment Services Index	$100	$147	$112	$119	$142	$121
(1)    Graphic prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026. Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

Item 6.	[RESERVED]

Page - 29

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
BUSINESS OVERVIEW
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that connect employers and talent. Client demand for contingent workforce solutions and outsourced recruiting services is cyclical and dependent on the overall strength of the economy and labor market, as well as trends in workforce flexibility. During periods of rising economic uncertainty, clients reduce their contingent labor in response to lower volumes and reduced appetite for expanding production or inventory, which reduces the demand for our services. That environment also reduces demand for permanent placement recruiting, whether outsourced or in-house. However, as the economy emerges from periods of uncertainty, contingent labor providers are uniquely positioned to respond quickly to increasing demand for labor and rapidly fill new or temporary positions, replace absent employees, and convert fixed labor costs to variable costs. Similarly, companies turn to hybrid or fully outsourced recruiting models during periods of rapid re-hiring and high employee turnover. Our business strategy is focused on accelerating growth to capture market share, while enhancing our long-term profitability. Key elements of this strategy include enhancing our sales function, expanding in high-growth, less cyclical and under-penetrated end markets as well as high-value roles, and accelerating innovation with technology and operational excellence. For additional discussion on our business and strategy, refer to Business, found in Part I, Item 1 of this Annual Report on Form 10-K.
Fiscal 2025 highlights
Total company revenue grew 3.1% to $1.6 billion for the fiscal year ended December 28, 2025, compared to the prior year. Growth was primarily due to the acquisition of Healthcare Staffing Professionals, Inc. in early 2025, as well as strong demand within our skilled businesses, while conditions continue to stabilize within on-demand, on-site and permanent hiring.
Total company gross profit as a percentage of revenue for the fiscal year ended December 28, 2025 contracted 310 basis points to 22.8%, compared to the prior year. The decline was primarily due to changes in revenue mix toward our lower margin staffing businesses, as well as less favorability in prior year workers’ compensation reserve adjustments.
Total company selling, general and administrative (“SG&A”) expense decreased 9.7% to $371.1 million for the fiscal year ended December 28, 2025, compared to the prior year. SG&A expense decreased as a result of continued operational cost management actions in response to the decline in demand for our services, and the simplification of our organizational structure in line with our strategic plan.
We recorded a goodwill and intangible asset impairment charge of $0.2 million during the fiscal year ended December 28, 2025, related to a trademark within our PeopleManagement segment. For the same period in the prior year, we recorded goodwill and intangible asset impairment charges of $59.7 million, primarily related to our PeopleReady reporting unit.
We recorded a right-of-use and other long-lived asset impairment charge of $18.4 million during the fiscal year ended December 28, 2025, related to the execution of a sublease for our Chicago support center as part of our continued efforts to shift to a remote or hybrid work model for our headquarters and United States (“U.S.”) based support teams.
Income tax expense was $2.3 million for the fiscal year ended December 28, 2025, compared to $37.2 million for the same period in the prior year. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024, resulting in no current period income tax benefit for these jurisdictions.
The items described above contributed to our net loss of $48.0 million for the fiscal year ended December 28, 2025, compared to net loss of $125.7 million in the prior year.
As of December 28, 2025, we had cash and cash equivalents of $24.5 million and outstanding debt of $65.8 million. As of December 28, 2025, $67.6 million was available under the most restrictive covenant of our revolving credit agreement (“Revolving Credit Facility”), for total liquidity of $92.1 million.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

(in thousands, except percentages and per share data)	2025	% of revenue	2024	% of revenue
Revenue from services	$1,615,997		$1,567,393

Gross profit	367,842	22.8%	406,393	25.9%
Selling, general and administrative expense	371,087	23.0	410,870	26.2
Depreciation and amortization (exclusive of depreciation included in cost of services)	24,823	1.5	28,624	1.8
Goodwill and intangible asset impairment charge	200	—	59,674	3.8
Right-of-use and other long-lived asset impairment charge	18,366	1.2	—	—
Loss from operations	(46,634)	(2.9)%	(92,775)	(5.9)%
Interest and other income (expense), net	1,003		4,251
Loss before tax expense	(45,631)		(88,524)
Income tax expense	2,329		37,224
Net loss	$(47,960)	(3.0)%	$(125,748)	(8.0)%

Net loss per diluted share	$(1.61)		$(4.17)
Revenue from services

(in thousands, except percentages)	2025	Growth %	Segment % of total	2024	Segment % of total
Revenue from services:
PeopleReady	$883,887	1.8%	54.7%	$868,549	55.4%
PeopleManagement	544,448	0.4%	33.7	542,201	34.6
PeopleSolutions	187,662	19.8%	11.6	156,643	10.0
Total company	$1,615,997	3.1%	100.0%	$1,567,393	100.0%
Total company revenue grew 3.1% to $1.6 billion for the fiscal year ended December 28, 2025, compared to the prior year. The primary driver of the growth was the acquisition of Healthcare Staffing Professionals, Inc. in early 2025, which contributed 3.5%, as well as growth within our skilled businesses, specifically in the energy and commercial driving industries. This growth was partially offset by declines within on-demand, on-site and permanent hiring, as business conditions continue to stabilize within these offerings.
PeopleReady
PeopleReady revenue grew 1.8% to $883.9 million for the fiscal year ended December 28, 2025, compared to the prior year, primarily as a result of growth within our skilled businesses, specifically in the energy industry. Growth from our skilled businesses was partially offset by declines within our on-demand business, as broader market conditions continue to stabilize.
PeopleManagement
PeopleManagement revenue grew 0.4% to $544.4 million for the fiscal year ended December 28, 2025, compared to the prior year. Revenue grew as a result of strong demand within our commercial driving business, partially offset by volume declines within our OnSite business. OnSite new business wins during fiscal 2025 significantly outperformed fiscal 2024, most of which were won in the second half of fiscal 2025, positioning this business for future growth.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions
PeopleSolutions revenue grew 19.8% to $187.7 million for the fiscal year ended December 28, 2025, compared to the prior year. The acquisition of Healthcare Staffing Professionals, Inc. in early 2025 contributed 35.4% of growth for fiscal 2025. Revenue for our PeopleScout business declined as labor market conditions have led to uncertainty around our clients’ future workforce needs, and clients continue to experience less employee turnover while also facing cost pressures. This has resulted in our clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. Despite these challenges, we have expanded existing and new client relationships into higher skilled roles, and in attractive end markets such as healthcare, engineering and technology. As our clients’ hiring volumes return, the scale of these engagements position us well for future growth in this business.
Gross profit

(in thousands, except percentages)	2025	2024
Gross profit	$367,842	$406,393
Percentage of revenue	22.8%	25.9%
Gross profit as a percentage of revenue contracted 310 basis points to 22.8% for the fiscal year ended December 28, 2025, compared to 25.9% for the prior year. Changes in revenue mix resulted in a contraction of 200 basis points, primarily driven by revenue growth in renewable energy clients within our PeopleReady segment, as well as softness in RPO revenue and the acquisition of Healthcare Staffing Professionals, Inc. within our PeopleSolutions segment. Higher workers’ compensation costs, driven by less favorable workers’ compensation reserve adjustments, resulted in an additional 90 basis points of contraction. In addition, depreciation of certain software within PeopleSolutions, reported in cost of services, contributed 20 basis points of contraction.
Selling, general and administrative expense

(in thousands, except percentages)	2025	2024
Selling, general and administrative expense	$371,087	$410,870
Percentage of revenue	23.0%	26.2%
Total company SG&A expense improved by $39.8 million or 9.7% for the fiscal year ended December 28, 2025, compared to the prior year. Operational cost management actions have resulted in a leaner cost structure, which strategically positions us to drive strong profitability as industry demand rebounds. SG&A expense in the current year included a benefit, net of related fees, of $5.4 million for recognition of certain COVID-19 government subsidies, compared to a benefit of $6.8 million included in the prior year. SG&A expense in fiscal year 2024 included $6.4 million of accelerated third-party licensing fees associated with the previous version of our JobStack® app.
Depreciation and amortization

(in thousands, except percentages)	2025	2024
Depreciation and amortization (exclusive of depreciation included in cost of services)	$24,823	$28,624
Percentage of revenue	1.5%	1.8%
Depreciation and amortization decreased for the fiscal year ended December 28, 2025, compared to the prior year, as depreciation of certain software within PeopleSolutions has been included in cost of services on our Consolidated Statements of Operations and Compressive Income (Loss). Additionally, certain customer relationship intangible assets were fully amortized during fiscal 2024. This decrease was partially offset by amortization of intangible assets related to our acquisition of Healthcare Staffing Professionals, Inc. in early fiscal 2025.

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill and intangible asset impairment charge

(in thousands)	2025	2024
Goodwill and intangible asset impairment charge	$200	$59,674
We performed our annual impairment test as of the first day of our fiscal second quarter of 2025. As a result of this impairment test, we concluded that a trademark related to our PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The charge was primarily driven by an increase in the discount rate. The remaining balance for this trademark was $2.5 million as of December 28, 2025. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details.
Right-of-use and other long-lived asset impairment charge

(in thousands)	2025	2024
Right-of-use and other long-lived asset impairment charge	$18,366	$—
The execution of a sublease related to our Chicago support center in the fiscal fourth quarter of 2025 required us to reevaluate the related long-lived asset group and test this asset group for recoverability and impairment. The sublease was executed as part of our continued efforts to shift to a remote or hybrid work model for our headquarters and U.S.-based support teams. The Chicago support center asset group consists of the right-of-use asset, and related leasehold improvements and furniture. As a result of this impairment test, we concluded that the carrying value of the related asset group exceeded its estimated fair value and we recorded a non-cash impairment charge of $18.4 million, which was included in right-of-use and other long-lived asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details.
Income taxes

(in thousands, except percentages)	2025	2024
Loss before tax expense	$(45,631)	$(88,524)
Income tax expense	$2,329	$37,224
Effective income tax rate	(5.1)%	(42.0)%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in our pre-tax and taxable income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, non-deductible expenses and valuation allowance on our effective tax rate can be greater when our pre-tax income or loss is lower.
For the fiscal year ended December 28, 2025, our income tax expense is related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. Our conclusion to maintain a valuation allowance was driven by U.S. and certain foreign pre-tax losses beginning in fiscal 2023 and continuing through fiscal 2025, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during the fiscal year ended December 29, 2024.
See Note 1: Summary of Significant Accounting Policies and Note 13: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional information.

Page - 33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate segment performance based on segment revenue and segment profit. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing. See Note 15: Segment Information, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our reportable segments, including a reconciliation of segment profit to loss before tax expense (benefit).
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

(in thousands, except percentages)	2025	% of revenue	2024	% of revenue
Revenue from services	$883,887		$868,549
Cost of services	661,586	74.9%	614,860	70.8%
Selling, general and administrative expense	215,767	24.4%	247,906	28.5%
Segment profit	$6,534	0.7%	$5,783	0.7%
PeopleReady segment profit grew $0.8 million and remained unchanged as a percentage of revenue for the fiscal year ended December 28, 2025, compared to the prior year. This was primarily due to operational cost management actions, which have resulted in a more efficient cost structure, as well as growth within our skilled businesses, specifically in the energy industry. These were partially offset by higher workers’ compensation costs driven by less favorable workers’ compensation reserve adjustments.
PeopleManagement segment performance was as follows:

(in thousands, except percentages)	2025	% of revenue	2024	% of revenue
Revenue from services	$544,448		$542,201
Cost of services	460,004	84.5%	456,096	84.1%
Selling, general and administrative expense	66,672	12.2%	70,986	13.1%
Segment profit	$17,772	3.3%	$15,119	2.8%
PeopleManagement segment profit grew $2.7 million and grew as a percentage of revenue for the fiscal year ended December 28, 2025, compared to the prior year. Growth was primarily driven by higher revenue from our commercial driving business, coupled with a reduction in SG&A expense, which was the result of disciplined cost management actions to simplify and streamline our organizational structure to improve efficiency.
PeopleSolutions segment performance was as follows:

(in thousands, except percentages)	2025	% of revenue	2024	% of revenue
Revenue from services	$187,662		$156,643
Cost of services	125,184	66.7%	91,484	58.4%
Selling, general and administrative expense	51,146	27.3%	53,007	33.8%
Segment profit	$11,332	6.0%	$12,152	7.8%
PeopleSolutions segment profit declined $0.8 million and declined as a percentage of revenue for the fiscal year ended December 28, 2025, compared to the prior year. The declines were primarily due to changes in revenue mix, the effects of which were softened by our cost management actions.

Page - 34

MANAGEMENT’S DISCUSSION AND ANALYSIS

FISCAL 2024 AS COMPARED TO FISCAL 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for discussion of fiscal 2024 compared to fiscal 2023.
FUTURE OUTLOOK
The following highlights represent our operating outlook. These expectations are subject to revision as our business changes with the overall economy.
Operating outlook
•For the fiscal first quarter of 2026, we expect revenue to grow between 3% and 9% as compared to the same period in the prior year. The growth includes approximately 1% growth from the acquisition of Healthcare Staffing Professionals, Inc.
•For the fiscal first quarter of 2026 we anticipate gross profit as a percentage of revenue to decline between 350 and 310 basis points as compared to the same period in the prior year, primarily due to prior year workers’ compensation reserve adjustments not expected to repeat at the same level.
•For the fiscal first quarter of 2026, we anticipate SG&A expense to be between $86 million and $90 million, representing improvement compared to the same period in the prior year, and the result of our ongoing cost management efforts.
•For the fiscal first quarter of 2026 we expect basic weighted average shares outstanding to be approximately 30 million. This expectation does not include the impact of potential share repurchases.
•For fiscal 2026, we expect income tax expense between $1 million and $5 million, which is lower than historical levels due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
Liquidity outlook
•For fiscal 2026, capital expenditures and capitalized costs associated with the development of software as a service assets are expected to be between $13 million and $17 million, with approximately $1 million of this amount relating to spending for software as a service assets.
LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. As of December 28, 2025, we had $24.5 million in cash and cash equivalents and $65.8 million debt outstanding. Under the Revolving Credit Facility, an additional $11.4 million was utilized by outstanding standby letters of credit, leaving $177.8 million unused, of which $67.6 million is available for additional borrowing after considering our most restrictive covenant. See Note 8: Long-Term Debt, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our Revolving Credit Facility.
On January 30, 2026, we entered into a second amendment to our credit agreement (“Second Amendment”). The Second Amendment reduces our line of credit from $255 million to $175 million, while retaining our option to increase the amount by $150 million, subject to lender approval, with no changes in Swingline sub-limits, letters of credit sub-limits, interest rate pricing or the maturity date. The Second Amendment converts the Revolving Credit Facility from a cash-flow based revolving credit facility to an asset-based lending facility by replacing the existing structure of a revolving commitment with availability subject to a borrowing base and a minimum excess availability covenant. The minimum excess availability covenant may subsequently be replaced with a springing fixed charge coverage ratio covenant upon the satisfaction of meeting a minimum fixed charge coverage ratio test for two consecutive quarters occurring on or after September 27, 2026. The fixed charge coverage ratio covenant will thereafter apply when Excess Availability (as defined in the Second Amendment) is below certain thresholds.

Page - 35

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Revolving Credit Facility balances and execute share repurchases. We may also need cash to fund future acquisitions. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates daily and weekly, so additional financing through the use of our Revolving Credit Facility is sometimes necessary to support working capital needs in times of revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
We continue to make investments in online and mobile apps to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our technology from on-premise software platforms to cloud-based software solutions, to increase automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independent of our assessments and reserves. We continue to have risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will grow as our business grows. We pay our premiums and deposit our collateral, if required, in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment grade securities, letters of credit and surety bonds. Restricted cash, cash equivalents and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”) and are used to pay workers’ compensation claims as they are filed. See Note 7: Workers' Compensation Insurance and Reserves, and Note 4: Restricted Cash, Cash Equivalents and Investments, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our workers’ compensation program as well as the restricted cash, cash equivalents and investments held in Trust.
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
Total collateral commitments decreased $45.5 million during the fiscal year ended December 28, 2025 primarily due to the use of collateral to satisfy workers’ compensation claims, as well as a decrease in collateral levels required by our insurance carriers, consistent with the $43.0 million decrease in workers’ compensation claims reserve. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation costs by focusing on improving our associate safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in the prior periods, as well as lowering our required collateral levels. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers’ compensation liabilities going forward.

Page - 36

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides an analysis of changes in our workers’ compensation claims reserves:

	Fiscal year ended
(in thousands)	Dec 28, 2025	Dec 29, 2024
Beginning balance	$139,792	$196,515
Self-insurance reserve expenses related to current year, net	34,917	36,694
Cash payments related to current year claims	(12,557)	(9,135)
Cash payments related to claims from prior years	(32,727)	(32,976)
Changes to prior years’ self-insurance reserve, net	(19,574)	(35,409)
Amortization of prior years’ discount (1)	(123)	298
Net change in excess claims reserve (2)	(12,984)	(16,195)
Ending balance	96,744	139,792
Less current portion	24,193	34,729
Long-term portion	$72,551	$105,063
(1)The discount is amortized over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in cost of services on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
(2)Changes to our claims above our self-insured limits (“excess claims”) are discounted to an estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims.
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
A summary of our cash flows for each period are as follows:

	Fiscal year ended
(in thousands)	Dec 28, 2025	Dec 29, 2024
Net cash used in operating activities	$(58,042)	$(17,058)
Net cash used in investing activities	(16,062)	(2,453)
Net cash provided by (used in) financing activities	57,143	(17,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(119)	(1,608)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(17,080)	$(38,206)
Cash flows from operating activities
Operating cash flows consist of net loss adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
As client demand improves, the result is generally an increase in accounts receivable and accounts payable. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments and timing of payroll tax payments.
Net cash used by accounts receivable during the fiscal year ended December 28, 2025 was primarily due to increased revenue, as well as an increase in days sales outstanding of approximately two days compared to fiscal year ended December 29, 2024, primarily due to a shift in business mix towards clients with longer payment terms. Net cash used for payments on accounts payable and other accrued expenses was primarily related to timing of payments to vendors. In addition, our workers’ compensation claims reserve decreases as claims are paid, and as a result of favorable adjustments of prior year reserves, both of which were the case in the current period.
Cash flows from investing activities
Investing cash flows consist of capital expenditures, cash used for business acquisitions, net proceeds from divestitures, and purchases, sales and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.

Page - 37

MANAGEMENT’S DISCUSSION AND ANALYSIS

The primary use of cash for investing activities during the fiscal year ended December 28, 2025 was the acquisition of Healthcare Staffing Professionals, Inc. Capital expenditures included continued investments to upgrade our PeopleReady on-demand technology platform. Cash used was partially offset by cash provided by maturities of restricted investments, which were not reinvested due to lower workers’ compensation collateral requirements.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash provided by financing activities during the fiscal year ended December 28, 2025 was due to draws on our Revolving Credit Facility, primarily to fund the acquisition of Healthcare Staffing Professionals, Inc. and to finance working capital needs as revenue increased. While we have not executed share repurchases during the fiscal year ended December 28, 2025, $33.5 million remains available for repurchase under existing authorization as of December 28, 2025. We are limited to $25.0 million in aggregate share repurchases in any twelve-month period by our financial covenants.
FISCAL 2024 AS COMPARED TO FISCAL 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, found in Part II of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for discussion of fiscal 2024 compared to fiscal 2023.
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

Page - 38

MANAGEMENT’S DISCUSSION AND ANALYSIS

There are two main factors that impact workers’ compensation cost: the number of claims and the cost per claim. The number of claims is driven by the volume of hours worked, the business mix, which reflects the type of work performed, and the safety of the environment where the work is performed. The cost per claim is driven primarily by the severity of the injury, the state in which the injury occurs, related medical costs and lost-time wage costs. For fiscal 2025 claims, a 5% change in one or more of the above factors would result in a change to workers’ compensation cost of approximately $2 million. Our reserve balances have been positively impacted primarily by the success of our accident prevention programs, our focus on resolving open claims in a timely manner, as well as shifts in business mix. In the event that we are not able to further reduce our accident rates or resolve open claims in a timely manner, the positive impacts to our reserve balance will diminish.
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered by management, along with our third-party actuary and third-party administrator, in establishing and adjusting these reserves include, among other things:
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
•Our PeopleScout and HSP brands have a smaller number of clients in a variety of industries and are generally invoiced monthly on a consolidated basis. Invoice amounts are generally higher for these brands than our other businesses, with longer payment terms than PeopleReady and Centerline. These businesses also have significant balances due from governmental entities.
•Our Staff Management | SMX and SIMOS Insourcing Solutions brands have a smaller number of clients and follow a contractual billing schedule. These clients generally operate in the manufacturing, warehousing and distribution industries and have longer payment terms than our other businesses.
•Our RenewableWorks brand has a small number of large clients that operate in the energy industry, generally with high dollar invoices, and follows a contractual billing schedule. Payment terms are slightly longer than most of our other businesses.
When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection efforts, historical collection trends, write-off experience, client credit risk and current economic data. Management has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The allowance for credit loss is reviewed and represents our best estimate of the amount of expected credit losses. Past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 39

MANAGEMENT’S DISCUSSION AND ANALYSIS

Business combinations
We account for our business acquisitions using the acquisition method of accounting. The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Determining the fair value of the assets acquired and liabilities assumed is judgmental in nature and involves the use of significant estimates and assumptions. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets, useful lives of property and equipment, and amortizable lives for acquired intangible assets. Intangible assets that arise from contractual/legal rights, or are capable of being separated, are measured and recorded at fair value and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill.
Goodwill acquired in business combinations is assigned to the reporting unit(s) expected to benefit from the combination as of the acquisition date. Acquisition-related costs are expensed as incurred. Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments to settle the contingent consideration liability within a relatively short period of time after the acquisition is completed are classified as investing activities in the Consolidated Statements of Cash Flows. Cash payments to settle the contingent consideration liability up to the acquisition date fair value (including measurement period adjustments) that are not within a relatively short period of time are recorded as financing activities in the Consolidated Statements of Cash Flows. Cash payments to settle contingent consideration liability in excess of the acquisition date fair value (including measurement period adjustments) are recorded as operating activities in the Consolidated Statements of Cash Flows. Alternatively, our acquisitions may include contingent payments to employees that are selling shareholders, which are separate from the business combination and are accounted for as compensation expense.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Effective March 31, 2025 (the first day of our fiscal second quarter of 2025), we combined our PeopleScout RPO and PeopleScout MSP reporting units into one reporting unit, PeopleScout. This change coincided with the elimination of PeopleScout MSP as an operating segment within the PeopleSolutions reportable segment. Immediately before the combination, we tested the PeopleScout RPO reporting unit, with a remaining goodwill balance of $22.4 million, and the PeopleScout MSP reporting unit, with a remaining goodwill balance of $0.8 million, for impairment. The PeopleScout RPO reporting unit’s fair value was substantially in excess of its carrying value, and the PeopleScout MSP reporting unit’s fair value approximated its carrying value. After combining the reporting units, the fair value of the PeopleScout reporting unit was substantially in excess of its carrying value. As a result, no impairment charge was recognized. Our reporting units with remaining goodwill as of December 28, 2025 were Centerline, PeopleScout and HSP.
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

Page - 40

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Impairment test
We performed our annual impairment test as of the first day of our fiscal second quarter of 2025. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the reporting units and ranged from 14.5% to 16.5%. The combined fair values for all reporting units were then reconciled to the aggregate market value of our shares of common stock on the date of valuation.
Based on the results of our annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for HSP, for which the estimated fair value was in excess of its carrying value by approximately 5%. This level of headroom is expected, due to the short amount of time that has passed between the acquisition date, when the carrying value of the reporting unit approximated its fair value, and our annual impairment test as of the first day of our fiscal second quarter of 2025. A discount rate of 15.5% was used in calculating the fair value of the HSP reporting unit. In the event either the discount rate increases, forecasted revenue growth declines, or gross profit as a percentage of revenue declines by less than 1 percentage point, the carrying value of the reporting unit would exceed its fair value. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. The goodwill balance for HSP as of December 28, 2025 was $17.3 million. We will continue to closely monitor the operational performance of this reporting unit.
Additionally, following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 28, 2025. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2025, 2024 and 2023 goodwill impairment.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets for trademarks related to businesses within our PeopleSolutions and PeopleManagement segments. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.

Page - 41

MANAGEMENT’S DISCUSSION AND ANALYSIS

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
Impairment test
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2025, we concluded that a trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The charge was primarily driven by an increase in the discount rate of 1.0% since our last impairment test. The remaining balance for this trademark was $2.5 million as of December 28, 2025. As of our impairment testing date, the fair value of the trademark related to the PeopleSolutions segment was in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 28, 2025. See Note 6: Goodwill and Intangible Assets, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2025, 2024 and 2023 indefinite-lived intangible asset impairment.
Finite-lived intangible assets and other long-lived assets
We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset group may not be recoverable. Important factors that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or planned operating results, or significant changes in business strategies. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. An impairment charge is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment charge is recognized, the carrying amount of the asset is reduced to its estimated fair value based on discounted cash flow analysis or other valuation techniques.
Impairment test
Following the coronavirus pandemic, the company shifted to a remote or hybrid work model for our headquarters and U.S.-based support teams, reducing the need for corporate office space. As a result, on October 6, 2025, we executed a sublease for our Chicago support center, which was approved by the landlord on October 28, 2025. The sublessee is expected to take possession of the space on April 1, 2026, and the sublease will remain in effect for the duration of the original lease term, concluding on June 29, 2036.

Page - 42

MANAGEMENT’S DISCUSSION AND ANALYSIS

Execution of the sublease required us to reevaluate the long-lived asset group for the Chicago support center and test the new asset group for recoverability and impairment during the fiscal fourth quarter of 2025. The Chicago support center asset group consists of the operating lease right-of-use asset, and related property and equipment, including leasehold improvements and furniture. We determined that the carrying value of the asset group, which was $23.5 million as of the measurement date, was not recoverable based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Therefore, we performed an impairment analysis. To perform this analysis, we estimated the fair value of the asset group using the income approach, specifically a discounted cash flow valuation technique. The valuation incorporated the terms of our executed sublease, which were determined to reflect market-based terms, and a discount rate of 9.0%. As of the measurement date, we concluded that the carrying value of the asset group exceeded its estimated fair value and we recorded a non-cash impairment charge of $18.4 million, which was included in right-of-use and other long-lived asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The impairment was allocated to the assets within the asset group using a pro-rata method based on relative carrying values, with $13.0 million allocated to operating lease right-of-use assets, net, and the remaining $5.4 million allocated to property and equipment, net, on our Consolidated Balance Sheets, which included leasehold improvement impairment of $5.2 million and furniture impairment of $0.2 million.
Additionally, following performance of the impairment test, we did not identify any events or conditions that make it more likely than not that an additional impairment may have occurred during the fiscal year ended December 28, 2025. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for additional details on the 2025 right-of-use and other long-lived asset impairment charge. There were no additional finite-lived intangible asset or other long-lived asset impairment charges recorded during fiscal 2025.
There were no material finite-lived intangible asset or other long-lived asset impairment charges recorded during fiscal 2024 or 2023.
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
Income taxes and related valuation allowances
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted and results of recent operations. A significant piece of objective negative evidence is the existence of a three-year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized.
During the year ended December 28, 2025, we performed our deferred tax asset realizability assessments and, as a result, we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and certain foreign pre-tax losses beginning in 2023 and continuing into 2025, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024. See Note 13: Income Taxes, to our consolidated financial statements found in Item 8 of this Annual Report on Form 10-K, for details on our current valuation allowance.

Page - 43

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
Interest rate risks
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our revolving credit agreement (“Revolving Credit Facility”).
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
Long-term debt
We are subject to the risk of fluctuating interest rates under our Revolving Credit Facility, which bears interest at variable rates. For additional information, see Note 8: Long-Term Debt, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Based on the principal balance of our outstanding Revolving Credit Facility of $65.8 million as of December 28, 2025, a hypothetical 100 basis-point change in our current interest rates would result in interest expense fluctuating up to $0.7 million over a 12-month period.
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

Page - 44

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
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

Page - 45

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
/s/ Deloitte & Touche LLP
Seattle, Washington
February 18, 2026
We have served as the Company’s auditor since 2009.

Page - 46

TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share count data)	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,510	$22,536
Accounts receivable, net of allowance of $2,190 and $1,009, respectively	241,233	214,704
Prepaid expenses and other current assets	30,987	31,786
Income tax receivable	879	8,067
Total current assets	297,609	277,093
Property and equipment, net	73,117	89,602
Restricted cash, cash equivalents and investments	136,588	179,916
Deferred income taxes, net	1,338	886
Goodwill	42,496	24,543
Intangible assets, net	18,095	5,863
Operating lease right-of-use assets, net	34,045	47,334
Workers’ compensation claims receivable, net	25,659	38,343
Other assets, net	9,720	11,796
Total assets	$638,667	$675,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$36,111	$45,599
Accrued wages and benefits	61,736	61,380
Income tax payable	1,038	315
Current portion of workers’ compensation claims reserve	24,193	34,729
Current operating lease liabilities	11,206	11,127
Other current liabilities	4,249	6,975
Total current liabilities	138,533	160,125
Workers’ compensation claims reserve, less current portion	72,551	105,063
Long-term debt	65,800	7,600
Long-term deferred compensation liabilities	39,531	38,109
Long-term operating lease liabilities	46,796	47,805
Other long-term liabilities	899	1,315
Total liabilities	364,110	360,017

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 29,986,762 and 29,588,363 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,647)	(22,193)
Retained earnings	296,203	337,551
Total shareholders’ equity	274,557	315,359
Total liabilities and shareholders’ equity	$638,667	$675,376
See accompanying notes to consolidated financial statements

Page - 47

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)	2025	2024	2023
Revenue from services	$1,615,997	$1,567,393	$1,906,243
Cost of services	1,248,155	1,161,000	1,400,184
Gross profit	367,842	406,393	506,059
Selling, general and administrative expense	371,087	410,870	494,603
Depreciation and amortization (exclusive of depreciation included in cost of services)	24,823	28,624	25,821
Goodwill and intangible asset impairment charge	200	59,674	9,485
Right-of-use and other long-lived asset impairment charge	18,366	—	—
Loss from operations	(46,634)	(92,775)	(23,850)
Interest and other income (expense), net	1,003	4,251	3,205
Loss before tax expense (benefit)	(45,631)	(88,524)	(20,645)
Income tax expense (benefit)	2,329	37,224	(6,472)
Net loss	$(47,960)	$(125,748)	$(14,173)

Net loss per common share:
Basic	$(1.61)	$(4.17)	$(0.45)
Diluted	$(1.61)	$(4.17)	$(0.45)

Weighted average shares outstanding:
Basic	29,849	30,177	31,317
Diluted	29,849	30,177	31,317

Other comprehensive income (loss):
Foreign currency translation adjustment	$546	$(1,481)	$(694)
Total other comprehensive income (loss), net of tax	546	(1,481)	(694)
Comprehensive loss	$(47,414)	$(127,229)	$(14,867)
See accompanying notes to consolidated financial statements

Page - 48

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock			Accumulated other comprehensive loss	Total shareholders’ equity
(in thousands)	Shares	Amount	Retained earnings
Balances, December 25, 2022	32,730	$1	$516,332	$(20,018)	$496,315
Net loss	—	—	(14,173)	—	(14,173)
Foreign currency translation adjustment	—	—	—	(694)	(694)
Purchases and retirement of common stock	(1,877)	—	(34,178)	—	(34,178)
Issuances under equity plans, including tax benefits	393	—	(3,304)	—	(3,304)
Stock-based compensation	—	—	13,907	—	13,907
Balances, December 31, 2023	31,246	1	478,584	(20,712)	457,873
Net loss	—	—	(125,748)	—	(125,748)
Foreign currency translation adjustment	—	—	—	(1,481)	(1,481)
Purchases and retirement of common stock	(1,967)	—	(21,293)	—	(21,293)
Issuances under equity plans, including tax benefits	309	—	(1,583)	—	(1,583)
Stock-based compensation	—	—	7,591	—	7,591
Balances, December 29, 2024	29,588	1	337,551	(22,193)	315,359
Net loss	—	—	(47,960)	—	(47,960)
Foreign currency translation adjustment	—	—	—	546	546
Issuances under equity plans, including tax benefits	399	—	(644)	—	(644)
Stock-based compensation	—	—	7,256	—	7,256
Balances, December 28, 2025	29,987	$1	$296,203	$(21,647)	$274,557
See accompanying notes to consolidated financial statements

Page - 49

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(47,960)	$(125,748)	$(14,173)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	28,852	29,561	25,821
Goodwill and intangible asset impairment charge	200	59,674	9,485
Right-of-use and other long-lived asset impairment charge	18,366	—	—
Provision for credit losses	2,811	2,321	4,972
Stock-based compensation	7,256	7,591	13,907
Deferred income taxes	(552)	34,060	(9,902)
Non-cash lease expense	11,013	12,402	12,591
Other operating activities	(5,038)	(5,137)	(3,831)
Changes in operating assets and liabilities
Accounts receivable	(15,463)	35,731	56,761
Income taxes receivable and payable	4,094	3,196	(1,317)
Other assets	15,767	22,766	31,366
Accounts payable and other accrued expenses	(11,102)	(8,908)	(19,210)
Other accrued wages and benefits	(10,014)	(19,147)	(12,113)
Workers’ compensation claims reserve	(43,049)	(56,723)	(54,495)
Operating lease liabilities	(11,651)	(12,324)	(12,796)
Other liabilities	(1,572)	3,627	7,688
Net cash (used in) provided by operating activities	(58,042)	(17,058)	34,754
Cash flows from investing activities:
Capital expenditures	(15,678)	(24,151)	(31,276)
Acquisition of businesses, net of cash acquired	(30,149)	—	—
Divestiture of business	400	3,099	—
Payments for company-owned life insurance	(2)	(4,000)	(2,347)
Proceeds from company-owned life insurance	300	—	1,662
Purchases of restricted held-to-maturity investments	(10,877)	(11,242)	(34,110)
Sales and maturities of restricted held-to-maturity investments	39,944	33,841	33,749
Net cash used in investing activities	(16,062)	(2,453)	(32,322)
Cash flows from financing activities:
Purchases and retirement of common stock	—	(21,293)	(34,178)
Net proceeds from employee stock purchase plans	454	738	856
Common stock repurchases for taxes upon vesting of restricted stock	(1,097)	(2,325)	(4,161)
Net change in revolving credit facility	58,200	7,600	—
Other	(414)	(1,807)	(100)
Net cash provided by (used in) financing activities	57,143	(17,087)	(37,583)
Change in cash, cash equivalents and restricted cash and cash equivalents reclassified to assets held-for-sale	—	—	(300)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(119)	(1,608)	(874)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(17,080)	(38,206)	(36,325)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	61,100	99,306	135,631
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$44,020	$61,100	$99,306
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$4,622	$1,044	$1,031
Income taxes, net of refunds	$(4,847)	$211	$5,171
Operating lease liabilities	$14,438	$15,268	$15,799
Non-cash transactions:
Property and equipment purchased but not yet paid	$808	$1,422	$3,404
Divestiture non-cash consideration	$—	$400	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,794	$9,977	$12,526
See accompanying notes to consolidated financial statements

Page - 50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of business
TrueBlue, Inc. (the “company,” “TrueBlue,” “we,” “us” and “our”) is a leading provider of specialized workforce solutions that help clients achieve business growth and improve productivity. We serve clients in a wide variety of industries through our PeopleReady segment which offers general, industrial and skilled trade contingent staffing, our PeopleManagement segment which offers contingent, on-site industrial staffing and commercial driver services, and our PeopleSolutions segment which offers recruitment process outsourcing (“RPO”), managed service provider (“MSP”), talent advisory solutions and skilled healthcare staffing solutions.
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
Fiscal period end
The financial statements are presented on a 52/53-week fiscal year-end basis, with the last day of the fiscal year ending on the Sunday closest to the last day of December. In fiscal years consisting of 53 weeks, the final quarter consists of 14 weeks, while in fiscal years consisting of 52 weeks, all quarters consist of 13 weeks. Our 2023 fiscal year contained 53 weeks, with the 53rd week falling in the fiscal fourth quarter, while our 2025 and 2024 fiscal years contained 52 weeks.
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
•We establish our billing rates.

Page - 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent staffing
We recognize revenue for our PeopleReady, PeopleManagement and Healthcare Staffing Professionals (“HSP”) contingent staffing services over time as services are performed in an amount that reflects the consideration we expect to be entitled to collect in exchange for our services, which is generally calculated as hours worked or number of units multiplied by the agreed-upon bill rate. The client simultaneously receives and consumes the benefits of the services as they are provided. We incur immaterial costs to obtain our contingent staffing contracts. We have concluded that the amortization period for these costs would be less than one year and have elected to use the practical expedient to expense these costs as incurred. Also, we incur immaterial costs to fulfill some contingent staffing contracts, which are expensed as incurred.
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
Advertising costs
Advertising costs consist primarily of print, digital and other promotional activities. We expense advertisements as of the first date the advertisements take place. Advertising expenses included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss) were $4.9 million, $6.1 million and $9.2 million in fiscal 2025, 2024 and 2023, respectively.
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

Page - 52

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
•Our PeopleScout and HSP brands have a smaller number of clients in a variety of industries and are generally invoiced monthly on a consolidated basis. Invoice amounts are generally higher for these brands than our other businesses, with longer payment terms than PeopleReady and Centerline. These businesses also have significant balances due from governmental entities.
•Our Staff Management | SMX and SIMOS Insourcing Solutions brands have a smaller number of clients and follow a contractual billing schedule. These clients generally operate in the manufacturing, warehousing and distribution industries and have longer payment terms than our other businesses.
•Our RenewableWorks brand has a small number of large clients that operate in the energy industry, generally with high dollar invoices, and follows a contractual billing schedule. Payment terms are slightly longer than most of our other businesses.
When specific clients are identified as no longer sharing the same risk profile as their current pool, they are removed from the pool and evaluated separately. The credit loss rates applied to each aging category by pool are based on current collection efforts, historical collection trends, write-off experience, client credit risk and current economic data. Management has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The allowance for credit loss is reviewed and represents our best estimate of the amount of expected credit losses. Past due or delinquent balances are identified based upon a review of aged receivables performed by collections and operations. Past due balances are written off when it is probable the receivable will not be collected. Changes in the allowance for credit losses are recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Page - 53

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

Years
Buildings	40
Software	4 - 8
Computers, furniture and equipment	3 - 10
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
Costs associated with the acquisition or development of software for internal use, including internal and external labor costs, are capitalized and depreciated over the expected useful life of the software, from four to eight years. Capitalization of costs begins when the preliminary project stage is complete, when management authorizes and commits to funding the project, and it is probable the project will be completed for the intended use. Capitalization of costs ends when the project is substantially complete and ready for its intended use. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software’s functionality or extends its useful life. Software maintenance and training costs are expensed in the period incurred.
Leases
We conduct our PeopleReady branch operations primarily from leased locations. We also lease office spaces for our other operations, centralized support functions, office equipment, and machinery for use at client sites. Many leases require variable payments for common area maintenance, sales tax, repairs and maintenance, and insurance coverage, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, along with any non-lease components of a contract, are expensed when the obligation for those payments is incurred and are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. The terms of our lease agreements generally range from three to five years, with some as high as 15 years and many containing options to renew. Under the majority of our leases, we have the right to terminate the lease with 90 days’ notice.

Page - 54

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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of the first day of our fiscal second quarter of 2025 were Centerline, PeopleScout and HSP.
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
We performed our annual impairment test for goodwill as of the first day of the fiscal second quarter of 2025, which did not result in impairment of goodwill for any reporting unit. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment test, valuation methodologies and inputs used in the fair value measurements.
Indefinite-lived intangible assets
We have indefinite-lived intangible assets for trademarks related to businesses within our PeopleSolutions and PeopleManagement segments. We evaluate our indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include significant change in general economic conditions, deterioration in industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, or sale or disposition of a significant portion of the business. We monitor the existence of potential impairment indicators throughout the fiscal year.

Page - 55

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
We performed our annual impairment test for indefinite-lived intangible assets as of the first day of the fiscal second quarter of 2025, which resulted in an impairment of $0.2 million to a trademark related to our PeopleManagement segment. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment test, valuation methodologies and inputs used in the fair value measurements.
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
Other long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Other long-lived assets include property and equipment, lease right-of-use assets, finite-lived intangible assets and capitalized implementation costs for cloud computing arrangements that are service contracts. During the fiscal year ended December 28, 2025, we recorded an operating lease right-of-use and other long-lived asset impairment charge of $18.4 million as a result of executing a sublease for our Chicago support center. Refer to Note 9: Commitments and Contingencies for additional details on the impairment test, valuation methodologies and inputs used in the fair value measurements. There were no other material long-lived asset impairment charges recorded during the fiscal year ended December 28, 2025.
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
Management evaluates the adequacy of the workers’ compensation reserves in conjunction with an independent quarterly actuarial assessment. Factors considered by management, along with our third-party actuary and third-party administrator, in establishing and adjusting these reserves include, among other things:
•changes in medical and time loss (“indemnity”) costs;
•changes in mix between medical only and indemnity claims;

Page - 56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Income taxes and related valuation allowance
We account for income taxes by recording taxes payable or receivable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. These expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. We recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. We consider available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets when making such determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted and results of recent operations. A significant piece of objective negative evidence is the existence of a three-year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, we record a valuation allowance against deferred tax assets to reduce deferred tax assets to the amount that is more likely than not to be realized.
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

Page - 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Page - 58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government assistance
There is limited U.S. GAAP accounting guidance for for-profit business entities that receive government assistance, so we have elected to analogize to International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we recognize government assistance on a systematic basis over the periods in which we recognize the related costs for which the grant is intended to compensate, but only when there is reasonable assurance we will comply with all conditions attached to the grant and there is reasonable assurance the assistance will be received. We have interpreted “reasonable assurance” to mean “probable,” as defined in loss contingencies guidance in U.S. GAAP.
During fiscal 2025, management determined the reasonable assurance criteria was met for certain payroll tax credits for which recognition was previously deferred. As a result, $3.2 million and $6.0 million was recognized within cost of services and SG&A expense, respectively, on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. This also resulted in the reversal of previously accrued interest expense related to these benefits of $2.1 million, which was recorded within interest and other income (expense), net on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The benefits were partially offset by recognition of related professional fee expenses of $0.6 million, which were recorded within SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025.
Based on the reasonable assurance criteria, we continue to defer recognition of certain benefits of $5.1 million as of December 28, 2025 until recognition becomes probable, which is included in accrued wages and benefits on our Consolidated Balance Sheets.
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
Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss). Cash payments to settle the contingent consideration liability within a relatively short period of time after the acquisition is completed are classified as investing activities in the Consolidated Statements of Cash Flows. Cash payments to settle the contingent consideration liability up to the acquisition date fair value (including measurement period adjustments) that are not within a relatively short period of time are recorded as financing activities in the Consolidated Statements of Cash Flows. Cash payments to settle contingent consideration liability in excess of the acquisition date fair value (including measurement period adjustments) are recorded as operating activities in the Consolidated Statements of Cash Flows. Alternatively, our acquisitions may include contingent payments to employees that are selling shareholders, which would be considered a transaction separate from the business combination, and therefore are accounted for as compensation expense.
All acquisition-related costs are expensed as incurred and recorded in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, we recognize liabilities for restructuring costs that will be necessary due to the elimination of excess capacity, redundant assets or unnecessary functions, and record them as SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Page - 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently adopted accounting pronouncements
Income taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (2025 for TrueBlue), on a prospective basis with retrospective application permitted. We have adopted the disclosure requirements of this ASU retrospectively, which are reflected in our expanded disclosures within Note 13: Income Taxes.
Credit losses
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient for entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when assessing expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under Topic 606. This ASU is effective for fiscal years beginning after December 15, 2025 (fiscal 2026 for TrueBlue) and interim reporting periods within those annual reporting periods. If the practical expedient is elected, it will apply prospectively. We elected to early adopt the use of the practical expedient as of December 28, 2025. Use of the practical expedient did not have a material impact on our consolidated financial statements.
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
Internal-use software
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software.” This ASU eliminates references to project stages and instead requires an entity to start capitalizing software costs once both of the following criteria have been met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended function. This ASU is effective for fiscal years beginning after December 15, 2027 (fiscal 2028 for TrueBlue) and interim reporting periods within those annual reporting periods (fiscal Q1 2028 for TrueBlue). The guidance can be applied on a prospective basis, a modified basis for in-process projects or a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU.
Interim reporting
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) - Narrow-Scope Improvements.” This ASU clarifies interim disclosure requirements; it does not attempt to expand or reduce disclosures. ASU 2025-11 also includes a disclosure principle to help entities determine which events since the end of the last annual reporting period are material for disclosure. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (fiscal Q1 2028 for TrueBlue). The guidance can be applied on a prospective basis, or a retrospective basis for all or any prior periods, and early adoption is permitted. We are currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on our consolidated financial statements.

Page - 60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government assistance
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028 (fiscal 2029 for TrueBlue) and interim periods within those annual periods (fiscal Q1 2029 for TrueBlue). The guidance can be applied on a modified prospective, modified retrospective, or retrospective approach; early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.
NOTE 2:    ACQUISITION
Effective January 31, 2025, we acquired all of the outstanding equity interests of Healthcare Staffing Professionals, Inc., a long-term staffing and permanent hiring solutions provider, primarily focused on healthcare positions in the U.S. This acquisition allows us to expand revenue in the healthcare end-market while also diversifying our business.
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.2 million. As part of the share purchase agreement, certain Healthcare Staffing Professionals, Inc. employees can earn up to an additional $14.0 million based on the financial performance of the business over the next two years, which we have concluded should be treated as compensation expense. Any amounts probable of being paid out under the agreement are expensed over the required service period. We incurred acquisition-related costs of $0.8 million for the fiscal year ended December 28, 2025, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table reflects our final allocation of the purchase price to the fair value of assets acquired and liabilities assumed:

(in thousands)	Purchase price allocation
Purchase price allocated as follows:
Cash and cash equivalents	$5,042
Accounts receivable	13,877
Prepaid expenses, deposits and other current assets	216
Operating lease right-of-use assets	97
Intangible assets	14,950
Total assets acquired	34,182
Accounts payable and other accrued expenses	2,228
Accrued wages and benefits	10,369
Income tax payable	3,635
Operating lease liabilities	97
Total liabilities assumed	16,329
Net identifiable assets acquired	17,853
Goodwill (1)	17,338
Total cash consideration transferred	$35,191
(1) Goodwill represents the expected synergies with our existing businesses, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of Healthcare Staffing Professionals, Inc., and is deductible for income tax purposes.
Intangible assets include identifiable intangible assets for customer relationships and trade names/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to straight line amortization, using an income approach. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.

Page - 61

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
The acquired assets and assumed liabilities of Healthcare Staffing Professionals, Inc. are included on our Consolidated Balance Sheets as of December 28, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from February 1, 2025 to December 28, 2025. The amount of revenue and income from operations for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $55.5 million and $1.2 million for the fiscal year ended December 28, 2025, respectively. Income from operations includes $2.3 million of amortization expense related to acquired intangible assets. Healthcare Staffing Professionals, Inc. results have been combined with our historical PeopleScout segment, which was renamed PeopleSolutions in fiscal 2025. We concluded the acquisition of Healthcare Staffing Professionals, Inc. was not material to our consolidated results of operations and, as such, pro forma financial information was not required.
NOTE 3:    FAIR VALUE MEASUREMENT
Accounts receivable, accounts payable and other accrued expenses, accrued wages and benefits and related taxes approximate their fair values due to the short-term maturities of these assets and liabilities. Our long-term debt is related to a revolving credit agreement and its carrying value approximates fair value as the interest rates are variable and reflect current market rates.
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	December 28, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$24,510	$24,510	$—	$—
Restricted cash and cash equivalents	19,510	19,510	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$44,020	$44,020	$—	$—

Municipal debt securities	$7,836	$—	$7,836	$—
Corporate debt securities	50,334	—	50,334	—
Agency mortgage-backed securities	4,873	—	4,873	—
U.S. government and agency securities	7,973	—	7,973	—
Restricted investments classified as held-to-maturity (2)	$71,016	$—	$71,016	$—

Page - 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 29, 2024
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$22,536	$22,536	$—	$—
Restricted cash and cash equivalents	38,564	38,564	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$61,100	$61,100	$—	$—

Municipal debt securities	$22,355	$—	$22,355	$—
Corporate debt securities	63,512	—	63,512	—
Agency mortgage-backed securities	11,754	—	11,754	—
U.S. government and agency securities	971	—	971	—
Restricted investments classified as held-to-maturity (2)	$98,592	$—	$98,592	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds, deposits and investments with original maturities of three months or less.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
Goodwill and intangible assets
In addition to assets that are recorded at fair value on a recurring basis, impairment tests may subject our reporting units with goodwill and other intangible assets to nonrecurring fair value measurement. We performed our annual impairment test for goodwill and indefinite-lived intangible assets as of the first day of fiscal second quarter of 2025. Refer to Note 6: Goodwill and Intangible Assets for additional details on the impairment charges, valuation methodologies and inputs used in the fair value measurements.
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
For our annual indefinite-lived intangible asset impairment test as of the first day of fiscal second quarter of 2025, the fair value of our trademarks were estimated using the relief from royalty method. The various inputs to this fair value model are considered Level 3. As a result of the test, a trademark related to our PeopleManagement segment with a carrying value of $2.7 million was written down to its fair value, and an impairment charge of $0.2 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025.
Right-of-use and long-lived assets
The execution of a sublease related to our Chicago support center in the fiscal fourth quarter of 2025 required us to reevaluate the related long-lived asset group and test the new asset group for recoverability and impairment. The Chicago support center asset group consists of the operating lease right-of-use asset, and related leasehold improvements and furniture. We estimated the fair value of the asset group using the income approach, specifically a discounted cash flow valuation technique. The various inputs to this fair value model are considered Level 3. As a result of the test, we recognized an impairment charge of $18.4 million on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The impairment was allocated to the assets within the asset group using a pro-rata method based on relative carrying values, resulting in an operating lease right-of-use asset impairment of $13.0 million, a leasehold improvement impairment of $5.2 million, and a furniture impairment of $0.2 million. Refer to Note 9: Commitments and Contingencies for additional details on the impairment charge, valuation methodology and inputs used in the fair value measurement.

Page - 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	December 28, 2025	December 29, 2024
Cash collateral held by insurance carriers	$7,681	$22,387
Cash and cash equivalents held in Trust	11,424	15,406
Investments held in Trust	70,601	99,506
Company-owned life insurance policies	46,477	41,846
Other restricted cash and cash equivalents	405	771
Total restricted cash, cash equivalents and investments	$136,588	$179,916
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
The amortized cost and estimated fair value of our held-to-maturity investments held in Trust, aggregated by investment category as of December 28, 2025 and December 29, 2024, were as follows:

	December 28, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$7,840	$1	$(5)	$7,836
Corporate debt securities	49,967	519	(152)	50,334
Agency mortgage-backed securities	4,815	58	—	4,873
U.S. government and agency securities	7,979	1	(7)	7,973
Total held-to-maturity investments	$70,601	$579	$(164)	$71,016

	December 29, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$22,490	$—	$(135)	$22,355
Corporate debt securities	64,313	144	(945)	63,512
Agency mortgage-backed securities	11,703	68	(17)	11,754
U.S. government and agency securities	1,000	—	(29)	971
Total held-to-maturity investments	$99,506	$212	$(1,126)	$98,592
The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	December 28, 2025
(in thousands)	Amortized cost	Fair value
Due in one year or less	$42,323	$42,250
Due after one year through five years	28,278	28,766
Total held-to-maturity investments	$70,601	$71,016
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.

Page - 64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred compensation investments and company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. The unrealized gains and losses related to investments still held at December 28, 2025, December 29, 2024 and December 31, 2023, included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

(in thousands)	2025	2024	2023
Unrealized gains, net	$4,931	$4,940	$4,383
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses

(in thousands)	2025	2024	2023
Beginning balance	$1,009	$2,005	$3,212
Current period provision	2,811	2,321	4,972
Write-offs	(1,630)	(3,314)	(6,184)
Foreign currency translation	—	(3)	5
Ending balance	$2,190	$1,009	$2,005
Prepaid expenses and other current assets

(in thousands)	December 28, 2025	December 29, 2024
Prepaid software agreements	$6,997	$8,501
Other prepaid expenses	7,484	6,329
Assets held-for-sale	11,759	11,759
Other current assets	4,747	5,197
Prepaid expenses and other current assets	$30,987	$31,786
Assets held-for-sale
As of December 28, 2025 and December 29, 2024, all criteria for classifying our Tacoma headquarters office building as held-for-sale were met. Completion of the sale of the building is expected within a year from December 28, 2025. The estimated fair value of the disposal group, less costs to sell, continues to exceed its carrying value of $11.8 million, and therefore no impairment charge was recorded during the fiscal year ended December 28, 2025.
Property and equipment

(in thousands)	December 28, 2025	December 29, 2024
Buildings and land	$23,550	$23,537
Software	226,573	220,095
Computers, furniture and equipment	33,745	37,885
Construction in progress	1,014	838
Gross property and equipment	284,882	282,355
Less accumulated depreciation	(206,401)	(192,753)
Less impairment charge (1)	(5,364)	—
Property and equipment, net	$73,117	$89,602
(1) Refer to Note 9: Commitments and Contingencies for further information on this impairment charge consisting of leasehold improvement impairment of $5.2 million and furniture impairment of $0.2 million related to the sublease of our Chicago support center.
Capitalized software costs, net of accumulated depreciation, were $67.2 million and $76.3 million as of December 28, 2025 and December 29, 2024, respectively, excluding amounts in construction in progress. Construction in progress consists primarily of purchased and internally-developed software.

Page - 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense for property and equipment, inclusive of depreciation included in cost of services, totaled $26.3 million, $25.5 million and $20.6 million for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively. For the fiscal years ended December 28, 2025 and December 29, 2024, depreciation expense of $4.0 million and $0.9 million was included in cost of services, respectively.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segments:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total company
Balance at	December 31, 2023
Goodwill before impairment		$105,284	$81,092	$142,191	$328,567
Accumulated impairment charge		(46,210)	(79,601)	(118,642)	(244,453)
Goodwill		59,074	1,491	23,549	84,114

Impairment charge		(59,074)	—	—	(59,074)
Foreign currency translation		—	—	(497)	(497)

Balance at	December 29, 2024
Goodwill before impairment		105,284	81,092	141,694	328,070
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	23,052	24,543

Acquired goodwill (1)		—	—	17,338	17,338
Foreign currency translation		—	—	615	615

Balance at	December 28, 2025
Goodwill before impairment		105,284	81,092	159,647	346,023
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		$—	$1,491	$41,005	$42,496
(1) Effective January 31, 2025, we acquired Healthcare Staffing Professionals, Inc. The goodwill associated with the acquisition has been assigned to the HSP reporting unit, and included within the PeopleSolutions reportable segment (previously known as PeopleScout) based on our purchase price allocation. Refer to Note 2: Acquisition for additional details.

Page - 66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2025 impairments
Effective March 31, 2025 (the first day of our fiscal second quarter of 2025), we combined our PeopleScout RPO and PeopleScout MSP reporting units into one reporting unit, PeopleScout. This change coincided with the elimination of PeopleScout MSP as an operating segment within the PeopleSolutions reportable segment (refer to Note 15: Segment Information for additional details). Immediately before the combination, we tested the PeopleScout RPO reporting unit, with a remaining goodwill balance of $22.4 million, and the PeopleScout MSP reporting unit, with a remaining goodwill balance of $0.8 million, for impairment. The PeopleScout RPO reporting unit’s fair value was substantially in excess of its carrying value, and the PeopleScout MSP reporting unit’s fair value approximated its carrying value. After combining the reporting units, the fair value of the PeopleScout reporting unit was substantially in excess of its carrying value. As a result, no impairment charge was recognized.
We performed our annual impairment test as of the first day of our fiscal second quarter of 2025 for our reporting units with remaining goodwill: Centerline, PeopleScout and HSP. The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 14.5% to 16.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the forecasted future operating results of the reporting units. The primary market multiples considered for the market approach are revenue and earnings before interest, taxes, depreciation and amortization. The income and market approaches for each reporting unit were equally weighted in our most recent annual impairment test.
The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of its carrying value at a 20% premium or greater. Based on our annual impairment test, all of our reporting units’ fair values were substantially in excess of their respective carrying values, except for HSP, for which the estimated fair value was in excess of its carrying value by approximately 5%. This level of headroom is expected, due to the short amount of time that has passed between the acquisition date, when the carrying value of the reporting unit approximated its fair value, and our annual impairment test as of the first day of our fiscal second quarter of 2025. The goodwill balance for HSP as of December 28, 2025 was $17.3 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.
Additionally, following performance of the annual impairment test we did not identify any events or conditions that make it more likely than not that an impairment may have occurred. Accordingly, no impairment charge was recognized during the fiscal year ended December 28, 2025.
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
Interim impairment test
During the fiscal second quarter of 2024, subsequent to our annual test as of the first day of our fiscal second quarter, management determined that a triggering event had occurred as a result of additional decline in demand for our services, prolonged economic uncertainty and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the last day of fiscal May 2024 for our reporting units with remaining goodwill.

Page - 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of our May 2024 interim impairment test, we concluded that the carrying amount of the PeopleReady reporting unit exceeded its fair value. Thus, we recorded a non-cash goodwill impairment charge of $59.1 million, representing the remaining goodwill balance for PeopleReady, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The goodwill impairment was primarily driven by the performance of the PeopleReady reporting unit and the temporary industrial staffing industry since our annual impairment testing date, as well as a delay in the projected timing of recovery. The weighted average cost of capital used in the 2024 interim impairment test ranged from 13.5% to 14.5%.
2023 impairments
Annual impairment test
As a result of our 2023 annual impairment test, we concluded that the carrying amount of the former PeopleScout MSP reporting unit exceeded its fair value and we recorded a non-cash goodwill impairment charge of $8.9 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The former PeopleScout MSP goodwill impairment was related to our revised internal revenue projections, which anticipated the 2023 declining trends would continue into future periods. These projections were updated based on our then-current outlook and recent industry analysis, which indicated that our business would underperform due to a strategic lack of investment in technology within an increasingly competitive market. The weighted average cost of capital used in the 2023 annual impairment test ranged from 13.0% to 13.5%. The remaining goodwill balance for our former PeopleScout MSP reporting unit was $0.8 million as of December 31, 2023.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.6 million and $4.8 million as of December 28, 2025 and December 29, 2024, respectively, related to businesses within our PeopleManagement and PeopleSolutions segments.
2025 impairments
As a result of our annual impairment test as of the first day of our fiscal second quarter of 2025, we concluded that the carrying amount of a trademark related to the PeopleManagement segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $0.2 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The charge was primarily driven by an increase in the discount rate of 1.0% since our last impairment test. The remaining balance for this trademark was $2.5 million as of December 28, 2025. As of our annual impairment test, the fair value of the trademark related to the PeopleSolutions segment was in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Additionally, following performance of the annual impairment test, we did not identify any additional events or conditions that make it more likely than not an additional impairment may have occurred. Accordingly, no further impairment charge was recognized during the fiscal year ended December 28, 2025.
2024 impairments
During the fiscal second quarter of 2024, we concluded that the carrying amount of a trademark related to the PeopleManagement segment exceeded its estimated fair value and recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 29, 2024. The charge was primarily driven by revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trademark was $2.7 million as of December 29, 2024. As of our fiscal second quarter impairment test, the fair value of the trademark related to our former PeopleScout segment was substantially in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.

Page - 68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2023 impairments
As a result of our 2023 annual impairment test, we concluded that the carrying amount of a trademark related to the PeopleManagement segment exceeded its estimated fair value and recorded a non-cash impairment charge of $0.6 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2023. The charge was primarily the result of an increase in the discount rate, as well as lower projected revenues given our then-current outlook. The remaining balance for this trademark was $3.3 million as of December 31, 2023. As of our 2023 annual impairment test, the fair value of the trademark related to our former PeopleScout segment was substantially in excess of its carrying amount of $2.1 million, and therefore did not result in an impairment.
Finite-lived intangible assets
The following table presents our purchased finite-lived intangible assets:

	December 28, 2025			December 29, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Finite-lived intangible assets (1):
Customer relationships	$14,300	$(2,185)	$12,115	$2,637	$(2,448)	$189
Trade names/trademarks	2,405	(1,025)	1,380	1,632	(758)	874
Total finite-lived intangible assets	$16,705	$(3,210)	$13,495	$4,269	$(3,206)	$1,063
(1)Excludes assets that are fully amortized.
The gross carrying amounts as of December 28, 2025 include customer relationships and trade names/trademarks of $14.3 million and $0.7 million, respectively, related to the acquisition of Healthcare Staffing Professionals, Inc. Refer to Note 2: Acquisition for additional details.
Amortization expense of our finite-lived intangible assets was $2.6 million, $4.1 million and $5.2 million for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
The following table provides the estimated future amortization of finite-lived intangible assets as of December 28, 2025:

(in thousands)
2026	$2,602
2027	2,602
2028	2,602
2029	2,602
2030	2,602
Thereafter	485
Total future amortization	$13,495
We did not identify any events or conditions that make it more likely than not that an impairment of our finite-lived intangible assets may have occurred for the fiscal year ended December 28, 2025.
There were no finite-lived intangible asset impairment charges recorded during fiscal 2024 or 2023.
NOTE 7:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 3 years as of

Page - 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2025. The weighted average discount rate was 3.1% and 2.7% at December 28, 2025 and December 29, 2024, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	December 28, 2025	December 29, 2024
Undiscounted workers’ compensation reserve (1)	$107,480	$152,803
Less discount on workers’ compensation reserve	10,736	13,011
Workers’ compensation reserve, net of discount	96,744	139,792
Less current portion	24,193	34,729
Long-term portion	$72,551	$105,063
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $45.3 million, $42.1 million and $45.0 million for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The rates used to discount excess claims incurred during the fiscal years ended December 28, 2025 and December 29, 2024 were 3.9% and 4.4%, respectively. The discounted workers’ compensation reserve for excess claims were $25.7 million and $38.6 million, as of December 28, 2025 and December 29, 2024, respectively. The discounted receivables from insurance companies, net of allowance for credit loss, were $25.7 million and $38.3 million as of December 28, 2025 and December 29, 2024, respectively.
The table below presents the estimated future payout of our discounted workers’ compensation claims reserve for the next five years and thereafter as of December 28, 2025:

(in thousands)
2026	$24,193
2027	13,059
2028	7,237
2029	4,563
2030	3,199
Thereafter	18,793
Sub-total	71,044
Excess claims (1)	25,700
Total	$96,744
(1)Estimated expenses related to claims above our self-insured limits for which we have a corresponding receivable for the insurance coverage based on contractual policy agreements.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $21.6 million, $7.4 million and $20.1 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.

Page - 70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving line of credit of up to $255.0 million, and matures on February 9, 2029. We have an option to increase the amount to $405.0 million, subject to lender approval. Included in the Revolving Credit Facility is a $25.0 million sub-limit for “Swingline” loans and a $25.0 million sub-limit for letters of credit. On June 27, 2025, we entered into the first amendment to our credit agreement, which modified the definition of “Consolidated EBITDA” in our financial covenants to exclude certain workforce reduction and lease exit costs for a limited period, as well as certain other provisions of the Revolving Credit Facility.
As of December 28, 2025, $65.8 million was drawn on the Revolving Credit Facility, which included $40.0 million of one-month Term Secured Overnight Financing Rate (“SOFR”) Loans, a $5.0 million Base Rate Loan, and $20.8 million of Swingline loans. An additional $11.4 million was utilized by outstanding standby letters of credit, leaving $177.8 million unused under the Revolving Credit Facility. We are constrained by our most restrictive covenant, making $67.6 million available for additional borrowing. As of December 29, 2024, $7.6 million was drawn on the Revolving Credit Facility as a Swingline loan and $2.7 million was utilized by outstanding standby letters of credit.
Under the terms of the Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.0%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Revolving Credit Facility. As of December 28, 2025, the outstanding balance under Term SOFR loans carried an applicable spread on the base rate of 3.50% and a weighted average base rate of 3.89%, resulting in a weighted average interest rate of 7.39%. As of December 28, 2025, the outstanding balance under the Base Rate Loan carried an applicable spread of 2.50% and the base rate was 6.75%, resulting in an interest rate of 9.25%. Draws on our Revolving Credit Facility were primarily used to fund the acquisition of Healthcare Staffing Professionals, Inc. and to support working capital requirements as revenue grew.
Under a Swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. As of December 28, 2025, the applicable spread on the base rate was 2.50% and the base rate was 6.75%, resulting in an interest rate of 9.25%.
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
The following financial covenants, as defined in the Revolving Credit Facility, were in effect as of December 28, 2025:
•Consolidated fixed charge coverage ratio greater than 1.25, defined as the trailing twelve months bank-adjusted cash flow divided by cash interest expense. As of December 28, 2025, our consolidated fixed charge coverage ratio was 2.97.
•Asset coverage ratio greater than 1.00, defined as the ratio of (a) 60% of accounts receivable to (b) total debt outstanding less unrestricted cash in excess of $50.0 million, subject to certain minimums. Under this covenant we are limited to $25.0 million in aggregate share repurchases in any twelve-month period. As of December 28, 2025, our asset coverage ratio was 1.88.

Page - 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 28, 2025, we were in compliance with all effective covenants related to the Revolving Credit Facility.
Subsequent event
On January 30, 2026, we entered into a second amendment to our credit agreement (“Second Amendment”). The Second Amendment reduces our line of credit from $255.0 million to $175.0 million, while retaining our option to increase the amount by $150.0 million, subject to lender approval, with no changes in Swingline sub-limits, letters of credit sub-limits, interest rate pricing or maturity date. The Second Amendment converts the Revolving Credit Facility from a cash-flow based revolving credit facility to an asset-based lending facility by replacing the existing structure of a revolving commitment with availability subject to satisfaction of certain financial maintenance covenants to a revolving commitment with availability subject to a borrowing base and a minimum excess availability covenant. The borrowing base is calculated as the sum of: (i) 90% of the value of Investment Grade Eligible Accounts (as defined in the Second Amendment), plus (ii) 85% of the value of Non-Investment Grade Eligible Accounts (as defined in the Second Amendment), plus (iii) 80% of the value of Eligible Unbilled Accounts (as defined in the Second Amendment), less specific availability reserves. The minimum excess availability covenant may subsequently be replaced with a springing fixed charge coverage ratio covenant upon the satisfaction of meeting a minimum fixed charge coverage ratio test for two consecutive quarters occurring on or after September 27, 2026. The fixed charge coverage ratio covenant will thereafter apply when Excess Availability (as defined in the Second Amendment) is below certain thresholds.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	December 28, 2025	December 29, 2024
Cash collateral held by workers’ compensation insurance carriers	$3,376	$18,082
Cash and cash equivalents held in Trust	11,424	15,406
Investments held in Trust	70,601	99,506
Letters of credit (1)	3,385	2,605
Surety bonds (2)	21,116	19,831
Total collateral commitments	$109,902	$155,430
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

Page - 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating leases
We have contractual commitments in the form of operating leases related to office space, vehicles and equipment. Our leases have remaining terms of up to 11 years. Most leases include one or more options to renew, which can extend the lease term up to 10 years. The exercise of lease renewal options is at our sole discretion. Typically, at the commencement of a lease, we are not reasonably certain we will exercise renewal options, and accordingly they are not considered in determining the initial lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease real estate to third parties in limited circumstances.
Operating lease costs were comprised of the following:

(in thousands)	2025	2024
Operating lease costs	$13,144	$14,447
Short-term lease costs (1)	6,445	7,508
Other lease costs, net (2)	3,288	2,841
Total lease costs	$22,877	$24,796
(1)Excludes expenses related to leases with a lease term of less than one month.
(2)Other lease costs include variable lease costs, net of rental and sublease income.
Other information related to our operating leases was as follows:

	December 28, 2025	December 29, 2024
Weighted average remaining lease term in years	6.8	7.2
Weighted average discount rate	5.1%	5.1%
Future non-cancelable minimum lease payments under our operating lease commitments as of December 28, 2025, are as follows for each of the next five years and thereafter:

(in thousands)
2026	$13,880
2027	12,245
2028	10,311
2029	7,838
2030	4,853
Thereafter	20,256
Total undiscounted future non-cancelable minimum lease payments (1)	69,383
Less: Imputed interest (2)	11,381
Present value of lease liabilities	$58,002
(1)Operating lease payments exclude $0.1 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of the new lease standard) or lease inception (for those leases entered into after the adoption date).

Page - 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2025 impairment
Following the coronavirus pandemic, the company shifted to a remote or hybrid work model for our headquarters and U.S.-based support teams, reducing the need for corporate office space. As a result, on October 6, 2025, we executed a sublease for our Chicago support center, which was approved by the landlord on October 28, 2025. The sublessee is expected to take possession of the space on April 1, 2026, and the sublease will remain in effect for the duration of the original lease term, concluding on June 29, 2036.
Execution of the sublease required us to reevaluate the long-lived asset group for the Chicago support center and test the new asset group for recoverability and impairment during the fiscal fourth quarter of 2025. The Chicago support center asset group consists of the operating lease right-of-use asset, and related property and equipment, including leasehold improvements and furniture. We determined that the carrying value of the asset group, which was $23.5 million as of the measurement date, was not recoverable based on the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Therefore, we performed an impairment analysis. To perform this analysis, we estimated the fair value of the asset group using the income approach, specifically a discounted cash flow valuation technique. The valuation incorporated the terms of our executed sublease, which were determined to reflect market-based terms, and a discount rate of 9.0%. As of the measurement date, we concluded that the carrying value of the asset group exceeded its estimated fair value and we recorded a non-cash impairment charge of $18.4 million, which was included in right-of-use and other long-lived asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 28, 2025. The impairment was allocated to the assets within the asset group using a pro-rata method based on relative carrying values, with $13.0 million allocated to operating lease right-of-use assets, net, and the remaining $5.4 million allocated to property and equipment, net, on our Consolidated Balance Sheets, which included leasehold improvement impairment of $5.2 million and furniture impairment of $0.2 million.
Sublease income will be recognized as a reduction to lease expense on a straight-line basis over the remaining lease term, as net presentation better reflects our true cost of leasing the underlying asset. Initial direct costs, which consist of broker fees and tenant improvement allowances to be paid to the subtenant, will be recognized ratably as an offset to sublease income over the remaining term of the lease.
Cash payments for rent expense under the head lease, as well as cash received from sublease income, are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows.
Purchase obligations
Purchase obligations include agreements to purchase goods and services in the ordinary course of business that are enforceable, legally binding and specify all significant terms. Purchase obligations do not include agreements that are cancellable without significant penalty, or have a remaining term of less than one year as of December 28, 2025. We had $19.4 million of purchase obligations as of December 28, 2025, of which $11.6 million are expected to be paid in 2026, $4.3 million in 2027, $2.4 million in 2028, $1.0 million in 2029, and the remaining $0.1 million in 2030.
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

Page - 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10:    SHAREHOLDERS' EQUITY
Common stock
Shares of common stock outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 12.8 thousand and 8.2 thousand shares as of December 28, 2025 and December 29, 2024, respectively.
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
Under the 2022 authorization, we repurchased shares, excluding excise tax, using $21.1 million and $33.9 million during fiscal 2024 and 2023, respectively. Prior to fiscal 2023, under the 2022 authorization, we used $11.0 million to repurchase shares, excluding excise tax. There were no share repurchases during fiscal 2025.
The details of shares repurchased in the open market as part of the authorizations described above are as follows:

			Shares repurchased (in thousands)
			Year ended
Authorization	Amount authorized (in millions)	Remaining available (in millions)	2025	2024	2023
2022 authorization	$100.0	$33.5	—	1,967	1,877
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
Shareholder Rights Agreement
On May 14, 2025, our Board adopted a limited duration shareholder rights agreement (the “Rights Agreement”). Pursuant to the Rights Agreement, TrueBlue issued, by means of a dividend, one preferred share purchase right (a “Right”) for each outstanding share of TrueBlue common stock to shareholders of record on May 28, 2025. Initially, these Rights are not exercisable and will trade with, and be represented by, the shares of TrueBlue common stock. If exercisable, each Right will entitle the registered holder to purchase from the company one one-hundredth of a share of Series A Junior Participating Preferred Stock (the “Series A Preferred”) of the company at a price of $30 per one one-hundredth of a share of Series A Preferred, subject to certain anti-dilution adjustments.
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

Page - 75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our 2016 Omnibus Incentive Plan (“Incentive Plan”), effective May 11, 2016, applies to directors, officers, employees and consultants of the company and permits the granting of nonqualified and incentive stock options, restricted stock awards, performance share units (“PSUs”), restricted stock units (“RSUs”) and stock appreciation rights. At the time of adoption, there were 1.5 million shares available for issuance. Additional shares were authorized under the Incentive Plan of 1.8 million shares on May 9, 2018, 0.7 million shares on May 11, 2023, 0.8 million shares on May 15, 2024, and 1.5 million shares on May 14, 2025.
Stock-based awards

Under the Incentive Plan, stock-based awards are granted to the Board, executive officers and key employees. Stock-based awards granted to executive officers and key employees generally vest annually over three or four years. For fiscal 2025, RSUs granted to members of our Board vest on the one year anniversary of the grant date. Prior to fiscal 2025, RSUs granted to members of our Board vested in the fourth quarter of the same fiscal year in which the shares were granted. Receipt of the vested shares may be deferred until after a director leaves the Board.
PSUs are only granted to certain executive officers. Vesting of PSUs is contingent upon the achievement of return on equity, profitability, individual performance, or relative total shareholder return (“rTSR”) goals at the end of each performance period, which is generally three years. Each PSU is equivalent to one share of common stock.
The grant-date fair value of PSUs that are contingent on rTSR is calculated using a Monte Carlo simulation. The following assumptions were used in estimating this fair value of these awards granted in fiscal 2025:

2025
Risk-free interest rate (1)	3.9%
Expected dividend yield (2)	—%
Expected term (years)	3.0
Expected volatility (3)	49.7%
(1)    The average risk-free interest rate was based on the zero-coupon rate derived from the Treasury Constant Maturities yield curve corresponding to the expected term in effect as of the grant date.
(2)    The expected dividend yield was not relevant as we did not pay dividends on common stock and do not currently expect to pay dividends during the term of the stock awards granted.
(3)    We determined expected volatility using the change in our stock price over the historical expected term.
Stock-based award activity for the fiscal year ended December 28, 2025, was as follows:

(shares in thousands)	Shares	Weighted-average grant-date fair value
Non-vested at beginning of period	2,008	$15.29
Granted (1)	1,633	$6.06
Vested	(461)	$16.13
Forfeited	(292)	$16.99
Non-vested at the end of the period	2,888	$9.77
(1)    Includes 0.2 million shares of PSUs that are contingent on a market-based performance criteria. These shares had a fair market value of $5.50 using the Monte Carlo simulation discussed above.
The following table summarizes the weighted-average grant-date fair value per share for stock-based awards granted:

	2025	2024	2023
Weighted-average grant-date fair value	$6.06	$11.19	$17.77
As of December 28, 2025, total estimated unrecognized stock-based compensation expense was $8.8 million. We expect to recognize this expense over a weighted average remaining period of 1.5 years. The total fair value of stock-based awards that vested during fiscal 2025, 2024 and 2023 was $3.1 million, $5.7 million and $12.2 million, respectively.

Page - 76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes transactions under our ESPP:

(shares in thousands)	2025	2024	2023
Shares issued	95	79	63
Average price per share	$4.77	$8.74	$13.58
Stock-based compensation expense
Total stock-based compensation expense for fiscal 2025, 2024 and 2023, which is included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), was $7.3 million, $7.6 million and $13.9 million, respectively. The related tax benefit, calculated using our statutory tax rate, was $1.5 million, $1.6 million and $2.9 million for fiscal 2025, 2024 and 2023, respectively.
NOTE 12:    DEFINED CONTRIBUTION PLANS
We offer both qualified and non-qualified defined contribution plans to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. The plans offer discretionary matching contributions. The liability for the non-qualified plan was $44.8 million and $43.3 million as of December 28, 2025 and December 29, 2024, respectively, of which $5.2 million and $5.2 million have been included in accrued wages and benefits on our Consolidated Balance Sheets. The net expense related to our qualified and non-qualified deferred compensation plans totaled $2.2 million, $3.3 million and $4.1 million for fiscal 2025, 2024 and 2023, respectively, and is recorded in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). The net expense includes changes in cash surrender value of the company-owned life insurance policies held to support the deferred compensation liability, premiums incurred for and proceeds received from company-owned life insurance, unrealized gains (losses) on deferred compensation liabilities, as well as our discretionary matching contributions. Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on deferred compensation assets.

Page - 77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13:     INCOME TAXES
U.S. and foreign components of loss before tax expense (benefit) was as follows:

(in thousands)	2025	2024	2023
U.S.	$(51,101)	$(97,733)	$(27,773)
Foreign	5,470	9,209	7,128
Loss before tax expense (benefit)	$(45,631)	$(88,524)	$(20,645)
The provision for income taxes is comprised of the following:

(in thousands)	2025	2024	2023
Current taxes:
Federal	$(87)	$150	$329
State	550	1,241	582
Foreign	2,515	1,771	2,817
Total current taxes	2,978	3,162	3,728
Deferred taxes:
Federal	35	28,484	(8,109)
State	(172)	5,295	(1,383)
Foreign	(512)	283	(708)
Total deferred taxes	(649)	34,062	(10,200)
Income tax expense (benefit):
Federal	(52)	28,634	(7,780)
State	378	6,536	(801)
Foreign	2,003	2,054	2,109
Total income tax expense (benefit)	$2,329	$37,224	$(6,472)

Page - 78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in our pre-tax and taxable income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, non-deductible expenses and valuation allowance on our effective tax rate can be greater when our pre-tax income or loss is lower.
The items accounting for the difference between income taxes computed at the statutory federal income tax rate and income taxes reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) are as follows:

(in thousands, except percentages)	2025	%	2024	%	2023	%
Income tax expense (benefit) based on U.S. federal statutory rate	$(9,583)	21.0%	$(18,590)	21.0%	$(4,335)	21.0%
Increase (decrease) resulting from:
State and local tax effects
State and local income taxes, net of federal income tax effect (1)	550	(1.2)	1,341	(1.5)	(1,258)	6.1
Foreign tax effects
Canada
Foreign withholdings	81	(0.2)	87	(0.1)	257	(1.2)
Other	155	(0.3)	(200)	0.2	(71)	0.4
India
Statutory tax rate difference between India and U.S.	356	(0.8)	384	(0.4)	579	(2.8)
India tax holiday	(324)	0.7	(406)	0.5	(423)	2.0
Other	123	(0.3)	1	—	4	—
Other foreign jurisdictions	463	(0.9)	254	(0.2)	249	(1.2)
Tax credits
Hiring tax credits	(2,700)	5.9	(5,376)	6.1	(6,325)	30.6
Foreign tax credits	(478)	1.0	—	—	—	—
Change in valuation allowance	12,704	(27.8)	57,626	(65.1)	(58)	0.3
Nontaxable or non-deductible items
Executive compensation	206	(0.5)	865	(1.0)	2,036	(9.9)
Goodwill and intangible asset impairment charge	—	—	—	—	2,287	(11.1)
Wages on hiring tax credits	567	(1.2)	1,129	(1.3)	1,328	(6.4)
Company-owned life insurance	(1,035)	2.3	(1,037)	1.2	(1,205)	5.8
Meals & entertainment	131	(0.3)	133	(0.2)	219	(1.1)
Stock-based compensation	1,038	(2.3)	899	(1.0)	724	(3.5)
Other	109	(0.3)	95	(0.1)	97	(0.5)
Change in unrecognized tax benefits	(136)	0.3	(99)	0.1	(206)	1.0
Other adjustments	102	(0.2)	118	(0.2)	(371)	1.8
Total income tax expense (benefit) and effective tax rate	$2,329	(5.1)%	$37,224	(42.0)%	$(6,472)	31.3%
(1)State taxes in the following states make up the majority (greater than 50%) of the tax expense (benefit) for the years presented:
a.2025 - Georgia, Maryland, Oregon, Tennessee and Texas
b.2024 - Georgia, Maryland, Oregon, Tennessee and Texas
c.2023 - California, Georgia, Indiana, Louisiana, Maryland, Mississippi, New York, Pennsylvania, South Carolina, Tennessee and Texas
Our effective tax rate for fiscal 2025 was (5.1)%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate was primarily due to the valuation allowance against our U.S. federal and state and certain foreign deferred tax assets.
Of the total goodwill and intangible asset impairment charge of $9.5 million recorded during fiscal 2023, $8.9 million (tax effect of $2.3 million) related to goodwill from a stock acquisition, and accordingly was not deductible for tax purposes.

Page - 79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. We have completed our evaluation of the impact of the OBBBA on our financial statements and the impact was immaterial.
The Organization for Economic Co-operation and Development (the ”OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as “Pillar Two.” In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S.-parented groups. We have determined that “Pillar Two” did not have a material impact on our financial statements.
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
The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 28, 2025	December 29, 2024
Deferred tax assets:
Allowance for credit losses	$573	$264
Accounts payable and other accrued expenses	3,731	8,630
Net operating loss carryforwards	29,490	17,971
Tax credit carryforwards	24,832	21,478
Accrued wages and benefits	6,117	5,702
Deferred compensation	11,719	11,411
Lease liabilities	14,207	15,242
Other	515	504
Total	91,184	81,202
Valuation allowance	(80,316)	(64,488)
Total deferred tax asset, net of valuation allowance	10,868	16,714
Deferred tax liabilities:
Prepaid expenses, deposits and other current assets	(820)	(526)
Lease right-of-use assets	(8,056)	(12,295)
Depreciation and amortization	(49)	(2,853)
Workers’ compensation	(934)	(503)
Total deferred tax liabilities	(9,859)	(16,177)
Deferred income taxes, net	$1,009	$537
Since deferred tax assets and liabilities attributable to different jurisdictions cannot be offset, deferred tax liabilities of $0.3 million and $0.3 million were included in other long-term liabilities on our Consolidated Balance Sheets as of December 28, 2025 and December 29, 2024, respectively.
Our valuation allowance relates to certain deferred tax balances that we expect will not be utilized within the permitted carryforward periods as of December 28, 2025 and December 29, 2024. Based on our deferred tax asset realizability assessments performed during the fiscal year ended December 28, 2025, we maintained a valuation allowance against U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and certain foreign pre-tax losses beginning in 2023 and continuing into 2025, combined with the non-cash goodwill impairment charge of $59.1 million recorded during the fiscal year ended December 29, 2024. Changes to deferred taxes related to foreign currency translation were immaterial for fiscal 2025, 2024 and 2023.

Page - 80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our credit carryforwards and net operating losses (“NOLs”) along with their respective valuation allowance as of December 28, 2025:

(in thousands)	Carryover tax benefit	Valuation allowance	Expected benefit	Year expiration begins
Year-end tax attributes:
Federal WOTCs	$24,355	$(24,355)	$—	2042
Federal NOLs	22,034	(22,034)	—	Indefinite
State NOLs	7,343	(7,343)	—	Various
Foreign Tax Credits	478	(478)	—	2031
Foreign NOLs	112	(112)	—	Indefinite
Foreign alternative minimum tax credits	305	—	305	2034
Total	$54,627	$(54,322)	$305
The activity related to the income tax valuation allowance was as follows:

(in thousands)	2025	2024	2023
Beginning balance	$64,488	$834	$2,152
Charged to expense	15,912	63,654	(58)
Release of allowance	—	—	(1,260)
Other	(84)	—	—
Ending balance	$80,316	$64,488	$834
As of December 28, 2025, our liability for unrecognized tax benefits was $0.3 million. If recognized, $0.2 million could impact our effective tax rate. In general, the tax years 2022 through 2024 remain open to examination by the major taxing jurisdictions where we conduct business. Interest and penalties accrued related to unrecognized tax benefits were immaterial as of December 28, 2025.
Income taxes paid, net of refunds received, disaggregated by jurisdiction were as follows:

(in thousands)	2025	2024	2023
Federal	$(6,617)	$(25)	$—
State	(204)	139	1,181
Foreign	1,974	97	3,990
Total taxes paid, net of refunds received	$(4,847)	$211	$5,171
Income taxes paid, net of refunds received, exceeded 5% of total income taxes paid, net of refunds received, for the following individual jurisdictions:

(in thousands)	2025	2024	2023
State
California	$(574)	$(287)	$328
Foreign
Canada	*	$(561)	$1,376
India	$361	$(946)	$1,074
United Kingdom	$1,275	$1,736	$1,561
Australia	*	$(653)	*
Netherlands	*	$306	*
*Indicates the jurisdiction is immaterial for the period presented.

Page - 81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

(in thousands, except per share data)	2025	2024	2023
Net loss	$(47,960)	$(125,748)	$(14,173)

Weighted average number of common shares used in basic net loss per common share	29,849	30,177	31,317
Dilutive effect of non-vested stock-based awards	—	—	—
Weighted average number of common shares used in diluted net loss per common share	29,849	30,177	31,317
Net loss per common share:
Basic	$(1.61)	$(4.17)	$(0.45)
Diluted	$(1.61)	$(4.17)	$(0.45)

Anti-dilutive shares	1,763	1,406	1,343
As we reported a loss for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share and diluted net loss per share were equal.

Page - 82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fiscal first quarter of 2025, as a result of the Healthcare Staffing Professionals, Inc. acquisition, we renamed our historical ‘PeopleScout’ reportable segment to ‘PeopleSolutions’. During the fiscal second quarter of 2025, we eliminated PeopleScout MSP as an operating segment for segment reporting purposes, as our chief operating decision-maker (“CODM”) no longer regularly reviews the operating results of PeopleScout MSP, consistent with our strategy to simplify our operational structure.
The following tables present our revenue from services by segment, with a reconciliation to total company revenue. The tables also present significant segment expense categories regularly provided to the CODM and included in the calculation of segment profit. Refer to Note 1: Summary of Significant Accounting Policies for definition of segment profit. Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit. Lastly, the tables include a reconciliation of segment profit to loss before tax expense (benefit).

	2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$883,887	$544,448	$187,662	$1,615,997
Cost of services	661,586	460,004	125,184
Selling, general and administrative expense	215,767	66,672	51,146
Total segment profit	$6,534	$17,772	$11,332	$35,638
Corporate unallocated				(23,884)
Third-party processing fees for hiring tax credits				(150)
Amortization of software as a service assets				(4,394)
Acquisition/integration costs				(932)
Goodwill and intangible asset impairment charge				(200)
Right-of-use and other long-lived asset impairment charge				(18,366)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(9,361)
Other costs, net				(4,706)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(28,852)
Loss from operations				(46,634)
Interest and other income (expense), net				1,003
Loss before tax expense (benefit)				$(45,631)

Page - 83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$868,549	$542,201	$156,643	$1,567,393
Cost of services	614,860	456,096	91,484
Selling, general and administrative expense	247,906	70,986	53,007
Total segment profit	$5,783	$15,119	$12,152	$33,054
Corporate unallocated				(21,887)
Third-party processing fees for hiring tax credits				(240)
Amortization of software as a service assets				(6,162)
Goodwill and intangible asset impairment charge				(59,674)
PeopleReady technology upgrade costs				(8,807)
COVID-19 government subsidies, net of fees				9,652
Workforce reduction costs				(7,329)
Other costs, net				(1,821)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(29,561)
Loss from operations				(92,775)
Interest and other income (expense), net				4,251
Loss before tax expense (benefit)				$(88,524)

	2023
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$1,096,318	$580,591	$229,334	$1,906,243
Cost of services	772,058	488,692	137,551
Selling, general and administrative expense	297,654	84,936	64,861
Total segment profit	$26,606	$6,963	$26,922	$60,491
Corporate unallocated				(31,507)
Third-party processing fees for hiring tax credits				(253)
Amortization of software as a service assets				(4,117)
Goodwill and intangible asset impairment charge				(9,485)
PeopleReady technology upgrade costs				(1,342)
Executive leadership transition costs				(5,788)
COVID-19 government subsidies, net of fees				(525)
Workforce reduction costs				(5,086)
Other costs, net				(417)
Depreciation and amortization				(25,821)
Loss from operations				(23,850)
Interest and other income (expense), net				3,205
Loss before tax expense (benefit)				$(20,645)
Asset information by reportable segment is not presented since we do not manage our segments on a balance sheet basis.

Page - 84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Domestic and international revenue
Our international operations are primarily in the United Kingdom, India, Canada and Australia. Revenue by region was as follows:

(in thousands, except percentages)	2025	%	2024	%	2023	%
United States	$1,514,778	93.7%	$1,458,501	93.1%	$1,750,427	91.8%
International operations	101,219	6.3	108,892	6.9	155,816	8.2
Total revenue from services	$1,615,997	100.0%	$1,567,393	100.0%	$1,906,243	100.0%
Concentrations of client risk
No single client represented more than 10.0% of total company revenue for fiscal 2025, 2024 or 2023. Client concentration for our reportable segments was as follows:
•No single client represented 10.0% or more of our PeopleReady reportable segment revenue for fiscal 2025, 2024, or 2023.
•No single client represented 10.0% or more of our PeopleManagement reportable segment revenue for fiscal 2025. One client represented 11.4% and 12.3% of our PeopleManagement reportable segment revenue for 2024 and 2023, respectively.
•One client represented 17.3% and 11.8% of our PeopleSolutions reportable segment revenue for fiscal 2025 and 2023, respectively. No single client represented 10.0% or more of our PeopleSolutions reportable segment revenue for fiscal 2024.
Domestic and international long-lived assets
A summary of long-lived assets information by region as of December 28, 2025 and December 29, 2024 was as follows:

(in thousands, except percentages)	2025	%	2024	%
United States	$96,595	90.1%	$127,231	92.9%
International operations	10,567	9.9	9,705	7.1
Total long-lived assets	$107,162	100.0%	$136,936	100.0%
Long-lived assets consist of property and equipment, net and operating lease right-of-use assets, net. No single foreign country’s long-lived assets represented more than 10% of the consolidated long-lived assets of the company as of December 28, 2025 or December 29, 2024.

Page - 85

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 28, 2025.
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
In accordance with guidance issued by the Securities and Exchange Commission (“SEC”), registrants are permitted to exclude acquisitions from the final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred with integrating the acquired operations. Our management’s evaluation of internal control over financial reporting excluded Healthcare Staffing Professionals, Inc., which was acquired on January 31, 2025, and whose financial statements constitute 2.3% and 1.6% of net and total assets, respectively, and 3.4% of revenue of our consolidated financial statements for the year ended December 28, 2025.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2025. Our internal control over financial reporting as of December 28, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
There were no material changes in our internal control over financial reporting during the quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of TrueBlue, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TrueBlue, Inc. and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.
As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Healthcare Staffing Professionals, Inc., which was acquired on January 31, 2025, and whose financial statements constitute 2.3% and 1.6% of net and total assets, respectively, and 3.4% of revenues of the consolidated financial statement amounts of the Company as of and for the year ended December 28, 2025. Accordingly, our audit did not include the internal control over financial reporting at Healthcare Staffing Professionals, Inc.
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
February 18, 2026

Page - 87

Item 9B.	OTHER INFORMATION
Trading plans
During the fiscal fourth quarter ended December 28, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Page - 88

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors and nominees for directorship is presented under the heading “Proposal 1. Election of Directors” in our definitive proxy statement for use in connection with the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed within 120 days after our fiscal year ended December 28, 2025, and is incorporated herein by this reference thereto. Information concerning our executive officers is set forth under the heading “Executive Officers” in our Proxy Statement, and is incorporated herein by reference thereto. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, our Code of Conduct and Business Ethics and certain information related to the company’s Audit Committee and Corporate Governance and Nominating Committee, including any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, is set forth under the heading “Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.
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
Information concerning principal accounting fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), is presented under the heading “Fees Paid to Independent Registered Public Accountant for Fiscal Years 2024 and 2025” in our Proxy Statement, and is incorporated herein by this reference thereto. Information concerning the Audit Committee’s pre-approval policies and procedures is presented under the heading “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by this reference thereto.

Page - 89

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

Page - 90

INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

3.3	Articles of Amendment for the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Washington on May 14, 2025.		8-K	001-14543	05/14/2025

4.1	Description of Securities.	X	—	—	—

4.2	Rights Agreement, dated as of May 14, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (which incorporates the Form of Rights Certificate as Exhibit A thereto).		8-K	001-14543	05/14/2025

10.1
Assumption and Novation Agreement among TrueBlue, Inc. and Lumbermen’s Mutual Casualty Company, American Motorist Insurance Company, American Protection Insurance Company and American Manufacturers Mutual Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA, dated December 29, 2004.
			10-K	001-14543	03/11/2005

10.2	Indemnification Agreement between TrueBlue, Inc. and National Union Fire Insurance Company of Pittsburgh, PA dated December 29, 2004.		10-K	001-14543	03/11/2005

10.3	Amended and Restated Credit Agreement, effective February 9, 2024.		8-K	001-14543	02/12/2024

10.4	First Amendment to Credit Agreement, effective June 27, 2025.		10-Q	001-14543	08/04/2025

10.5	Second Amendment to Credit Facility, effective January 30, 2026.		8-K	001-14543	02/03/2026

10.6*	Employment Agreement between TrueBlue, Inc. and Taryn Owen, dated August 11, 2023.		8-K	001-14543	08/15/2023

10.7*	Change-In-Control Agreement between TrueBlue, Inc. and Taryn Owen, dated August 11, 2023.		8-K	001-14543	08/15/2023

10.8*	Form Non-Competition Agreement between TrueBlue, Inc. and Taryn Owen, effective September 27, 2022.		8-K	001-14543	09/27/2022

10.9*	Executive Employment Agreement between TrueBlue, Inc. and Carl R. Schweihs, dated October 9, 2023.		8-K	001-14543	10/10/2023

10.10*	Executive Non-Competition Agreement between TrueBlue, Inc. and Carl R. Schweihs, dated October 9, 2023.		8-K	001-14543	10/10/2023

10.11*	Form Executive Change in Control Agreement between TrueBlue, Inc. and Carl Schweihs, Garrett Ferencz, Richard Betori and Kristy Fitzsimmons-Willis.		10-Q	001-14543	05/04/2007

10.12*	Executive Employment Agreement between TrueBlue, Inc. and Garrett Ferencz, as amended July 1, 2020.		10-Q	001-14543	07/27/2020

10.13*	Form Non-Competition Agreement between TrueBlue, Inc. and Garrett Ferencz.		10-K	001-14543	02/24/2020

10.14*	Form Executive Indemnification Agreement between TrueBlue, Inc. and Taryn R. Owen, Carl Schweihs, Garrett Ferencz, Richard Betori and Kristy Fitzsimmons-Willis.		10-K	001-14543	02/24/2020

10.15*	Employment Agreement between TrueBlue, Inc. and Richard Betori, effective March 20, 2023.		10-Q	001-14543	05/06/2024

10.16*	Non-Competition Agreement between TrueBlue, Inc. and Richard Betori, dated March 31, 2023.		10-Q	001-14543	05/06/2024

10.17*	Employment Agreement between TrueBlue, Inc. and Kristy Fitzsimmons-Willis, effective March 20, 2023.		10-Q	001-14543	05/06/2024

10.18*	Form Restricted Share Unit Award for grants on or after February 23, 2024.		10-Q	001-14543	05/06/2024

Page - 91

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

10.19*	Form Performance Share Unit Award for grants on or after March 7, 2024.		10-Q	001-14543	05/06/2024

10.20*	Equity Retainer and Deferred Compensation Plan for Non- Employee Directors, effective January 1, 2010.		S-8	333-164614	02/01/2010

10.21*	2010 Employee Stock Purchase Plan.		S-8	333-167770	06/25/2010

10.22*	2010 Employee Stock Purchase Plan, as amended and restated, effective May 11, 2023.		10-Q	001-14543	07/24/2023

10.23*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan.		10-K	001-14543	02/22/2012

10.24*	TrueBlue, Inc. Nonqualified Deferred Compensation Plan as amended and restated, effective April 1, 2018.		10-Q	001-14543	08/04/2025

10.25*	First Amendment to TrueBlue, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2019.		10-Q	001-14543	08/04/2025

10.26*	Second Amendment to TrueBlue, Inc. Nonqualified Deferred Compensation Plan, effective August 21, 2020.		10-Q	001-14543	08/04/2025

10.27*	Third Amendment to TrueBlue, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2024.		10-Q	001-14543	08/04/2025

10.28*	2016 TrueBlue Omnibus Incentive Plan.		S-8	333-211737	06/01/2016

10.29*	2016 TrueBlue Omnibus Incentive Plan, as amended and restated, effective May 9, 2018.		S-8	333-238093	05/08/2020

10.30*	2016 TrueBlue Omnibus Incentive Plan, as amended and restated, effective May 11, 2023.		10-Q	001-14543	07/24/2023

10.31*	2016 TrueBlue Omnibus Incentive Plan, as amended and restated, effective May 15, 2024.		10-Q	001-14543	08/05/2024

10.32*	Amended and Restated 2016 TrueBlue Omnibus Incentive Plan, effective May 14, 2025.	X	—	—	—

19.1	Insider Trading Policy		10-K	001-14543	02/19/2025

21.1	Subsidiaries of TrueBlue, Inc.	X	—	—	—

23.1	Consent of Deloitte & Touche LLP - Independent Registered Public Accounting Firm.	X	—	—	—

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

32.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc. and Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X	—	—	—

97.1	Incentive Compensation Recovery Policy, dated September 14, 2023.		10-K	001-14543	02/21/2024

101	The following financial statements from the Company’s 10-K, formatted as Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to consolidated financial statements.	X	—	—	—

104	Cover page interactive data file - The cover page from this Annual Report on Form 10-K is formatted as Inline XBRL	X	—	—	—

*	Indicates a management contract or compensatory plan or arrangement
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington, 98401 and many are available at the SEC’s website found at www.sec.gov.

Page - 92

Item 16.	FORM 10-K SUMMARY
None.

Page - 93

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Taryn R. Owen	2/18/2026
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Taryn R. Owen	2/18/2026	/s/ Carl R. Schweihs	2/18/2026
Signature	Date	Signature	Date
Taryn R. Owen, Chief Executive Officer and President		Carl R. Schweihs, Chief Financial Officer and Executive Vice President

/s/ Brian Capone	2/18/2026	/s/ Jeffrey B. Sakaguchi	2/18/2026
Signature	Date	Signature	Date
Brian Capone, Chief Accounting Officer, Senior Vice President		Jeffrey B. Sakaguchi, Chairman of the Board

/s/ Colleen B. Brown	2/18/2026	/s/ William C. Goings	2/18/2026
Signature	Date	Signature	Date
Colleen B. Brown, Director		William C. Goings, Director

/s/ William Greenblatt	2/18/2026	/s/ Kim Harris Jones	2/18/2026
Signature	Date	Signature	Date
William Greenblatt, Director		Kim Harris Jones, Director

/s/ Robert C. Kreidler	2/18/2026	/s/ Sonita F. Lontoh	2/18/2026
Signature	Date	Signature	Date
Robert C. Kreidler, Director		Sonita F. Lontoh, Director

/s/ Paul G. Reitz	2/18/2026	/s/ Kristi A. Savacool	2/18/2026
Signature	Date	Signature	Date
Paul G. Reitz, Director		Kristi A. Savacool, Director

/s/ William Seward	2/18/2026
Signature	Date
William Seward, Director

Page - 94