Form 10-Q
period 2026-03-29
TrueBlue, Inc.
filed 2026-05-05
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2026, there were 30,404,091 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	March 29, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$24,132	$24,510
Accounts receivable, net of allowance of $2,566 and $2,190, respectively	246,343	241,233
Prepaid expenses and other current assets	29,952	30,987
Income tax receivable	869	879
Total current assets	301,296	297,609
Property and equipment, net	69,462	73,117
Restricted cash, cash equivalents and investments	129,229	136,588
Deferred income taxes, net	1,243	1,338
Goodwill	38,930	42,496
Intangible assets, net	17,432	18,095
Operating lease right-of-use assets, net	33,028	34,045
Workers’ compensation claims receivable, net	20,459	25,659
Other assets, net	9,589	9,720
Total assets	$620,668	$638,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$39,811	$36,111
Accrued wages and benefits	65,681	61,736
Income tax payable	1,045	1,038
Current portion of workers’ compensation claims reserve	22,931	24,193
Current operating lease liabilities	11,095	11,206
Other current liabilities	3,302	4,249
Total current liabilities	143,865	138,533
Workers’ compensation claims reserve, less current portion	65,170	72,551
Long-term debt	73,900	65,800
Long-term deferred compensation liabilities	35,438	39,531
Long-term operating lease liabilities	45,437	46,796
Other long-term liabilities	776	899
Total liabilities	364,586	364,110

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 30,378,397 and 29,986,762 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,686)	(21,647)
Retained earnings	277,767	296,203
Total shareholders’ equity	256,082	274,557
Total liabilities and shareholders’ equity	$620,668	$638,667
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended
(in thousands, except per share data)	March 29, 2026	March 30, 2025
Revenue from services	$398,566	$370,254
Cost of services	319,547	283,912
Gross profit	79,019	86,342
Selling, general and administrative expense	87,299	94,621
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,911	5,844
Goodwill impairment charge	3,656	—
Loss from operations	(17,847)	(14,123)
Interest and other income (expense), net	(1,372)	193
Loss before tax expense	(19,219)	(13,930)
Income tax expense	576	418
Net loss	$(19,795)	$(14,348)

Net loss per common share:
Basic	$(0.66)	$(0.48)
Diluted	$(0.66)	$(0.48)

Weighted average shares outstanding:
Basic	30,145	29,698
Diluted	30,145	29,698

Other comprehensive loss:
Foreign currency translation adjustment	$(39)	$(29)
Comprehensive loss	$(19,834)	$(14,377)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirteen weeks ended
(in thousands)	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net loss	$(19,795)	$(14,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	6,867	6,810
Goodwill impairment charge	3,656	—
Provision for credit losses	1,074	250
Stock-based compensation	1,793	2,060
Deferred income taxes	195	—
Non-cash lease expense	2,613	2,753
Other operating activities	1,982	1,486
Changes in operating assets and liabilities:
Accounts receivable	(6,052)	9,133
Income taxes receivable and payable	—	373
Other assets	7,003	7,150
Accounts payable and other accrued expenses	4,002	(9,580)
Accrued wages and benefits	3,946	(5,418)
Workers’ compensation claims reserve	(8,643)	(16,865)
Operating lease liabilities	(3,034)	(3,035)
Other liabilities	(5,386)	(2,884)
Net cash used in operating activities	(9,779)	(22,115)
Cash flows from investing activities:
Capital expenditures	(2,829)	(4,680)
Acquisition of business, net of cash acquired	—	(30,044)
Purchases of restricted held-to-maturity investments	(7,718)	—
Sales and maturities of restricted held-to-maturity investments	13,768	10,756
Net cash provided by (used in) investing activities	3,221	(23,968)
Cash flows from financing activities:
Net proceeds from employee stock purchase plans	162	70
Common stock repurchases for taxes upon vesting of restricted stock	(597)	(895)
Net change in revolving credit facility	8,100	50,200
Other	(491)	(6)
Net cash provided by financing activities	7,174	49,369
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(323)	(230)
Net change in cash, cash equivalents and restricted cash and cash equivalents	293	3,056
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	44,020	61,100
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$44,313	$64,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,563	$355
Income taxes, net of refunds	$378	$116
Operating lease liabilities	$3,751	$3,593
Non-cash transactions:
Property and equipment purchased but not yet paid	$553	$1,305
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,830	$1,454
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended March 29, 2026 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of March 29, 2026 were Centerline, PeopleScout, and Healthcare Staffing Professionals (“HSP”).
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
Refer to Note 6: Goodwill for details on the interim impairment test, the impairment charge, valuation methodologies, and inputs used in the fair value measurement.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirteen weeks ended March 29, 2026 that had a material impact on our financial statements.

Page - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently issued accounting standards and disclosure rules not yet adopted
Disaggregation of income statement expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosure about selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 (fiscal 2027 for TrueBlue) and interim periods beginning after December 15, 2027 (fiscal Q1 2028 for TrueBlue) on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our required disclosures.
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
Interim reporting
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) - Narrow-Scope Improvements.” This ASU clarifies interim disclosure requirements, provides a comprehensive list of interim disclosure requirements within Topic 270, and introduces a disclosure principle to help entities determine which events since the end of the last annual reporting period are material for disclosure. This ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (fiscal Q1 2028 for TrueBlue). The guidance can be applied on a prospective basis, or a retrospective basis for all or any prior periods, and early adoption is permitted. We are currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on our consolidated financial statements.
Government assistance
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028 (fiscal 2029 for TrueBlue) and interim periods within those annual periods (fiscal Q1 2029 for TrueBlue). The guidance can be applied on a modified prospective, modified retrospective, or retrospective basis; early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.2 million. As part of the share purchase agreement, certain Healthcare Staffing Professionals, Inc. employees can earn up to an additional $14.0 million based on the financial performance of the business over the next two years, which we have concluded would be treated as compensation expense. We have not recorded any contingent compensation expense associated with this acquisition, since we do not anticipate that this contingent compensation will be earned as of March 29, 2026. Any amounts probable of being paid out under the agreement are expensed over the required service period. We incurred acquisition-related costs of $0.7 million for the thirteen weeks ended March 30, 2025, which are included in SG&A expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
(1) Goodwill represents the expected synergies with our existing businesses, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of Healthcare Staffing Professionals, Inc., and is deductible for income tax purposes. We performed an interim goodwill impairment test associated with our HSP reporting unit as of the last day of our fiscal first quarter of 2026, which resulted in an impairment charge of $3.7 million. Goodwill remaining for the HSP reporting unit as of March 29, 2026 is $13.7 million. Refer to Note 6: Goodwill for additional details.
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

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The acquired assets and assumed liabilities of Healthcare Staffing Professionals, Inc. are included on our Consolidated Balance Sheets as of March 29, 2026 and December 28, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2026 and for the period from February 1, 2025 to March 30, 2025. The amount of revenue for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $12.4 million and $11.3 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. The amount of income (loss) from operations for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $(3.3) million and $0.2 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively. Income (loss) from operations includes a goodwill impairment charge of $3.7 million for the thirteen weeks ended March 29, 2026. Refer to Note 6: Goodwill for additional details. Healthcare Staffing Professionals, Inc. results have been combined with our historical PeopleScout segment, which was renamed PeopleSolutions in fiscal 2025. We concluded the acquisition of Healthcare Staffing Professionals, Inc. was not material to our consolidated results of operations and, as such, pro forma financial information was not required.
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
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	March 29, 2026
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$24,132	$24,132	$—	$—
Restricted cash and cash equivalents	20,181	20,181	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$44,313	$44,313	$—	$—

Municipal debt securities	$5,797	$—	$5,797	$—
Corporate debt securities	42,658	—	42,658	—
Agency mortgage-backed securities	4,594	—	4,594	—
U.S. government and agency securities	11,680	—	11,680	—
Restricted investments classified as held-to-maturity (2)	$64,729	$—	$64,729	$—

	December 28, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$24,510	$24,510	$—	$—
Restricted cash and cash equivalents	19,510	19,510	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$44,020	$44,020	$—	$—

Municipal debt securities	$7,836	$—	$7,836	$—
Corporate debt securities	50,334	—	50,334	—
Agency mortgage-backed securities	4,873	—	4,873	—
U.S. government and agency securities	7,973	—	7,973	—
Restricted investments classified as held-to-maturity (2)	$71,016	$—	$71,016	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds, deposits and investments with original maturities of three months or less.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets measured at fair value on a nonrecurring basis
In addition to assets that are recorded at fair value on a recurring basis, impairment tests may subject our reporting units with goodwill to nonrecurring fair value measurement. We performed an interim impairment test for goodwill associated with our HSP reporting unit as of the last day of our fiscal first quarter of 2026. Refer to Note 6: Goodwill for additional details on the impairment charge, valuation methodologies, and inputs used in the fair value measurement.
For our interim goodwill impairment test on the HSP reporting unit as of the last day of our fiscal first quarter of 2026, the fair value of the reporting unit was estimated using an equal weighting of the income and market approaches. The various inputs to the fair value model are considered Level 3. As a result of the test, goodwill with a carrying value of $17.3 million associated with our HSP reporting unit was impaired, and an impairment charge of $3.7 million was recognized on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2026.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	March 29, 2026	December 28, 2025
Cash collateral held by insurance carriers	$7,708	$7,681
Cash and cash equivalents held in Trust	11,684	11,424
Investments held in Trust	64,616	70,601
Company-owned life insurance policies	44,432	46,477
Other restricted cash and cash equivalents	789	405
Total restricted cash, cash equivalents and investments	$129,229	$136,588
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
The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of March 29, 2026 and December 28, 2025, were as follows:

	March 29, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$5,799	$—	$(2)	$5,797
Corporate debt securities	42,527	235	(104)	42,658
Agency mortgage-backed securities	4,564	30	—	4,594
U.S. government and agency securities	11,726	—	(46)	11,680
Total held-to-maturity investments	$64,616	$265	$(152)	$64,729

	December 28, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$7,840	$1	$(5)	$7,836
Corporate debt securities	49,967	519	(152)	50,334
Agency mortgage-backed securities	4,815	58	—	4,873
U.S. government and agency securities	7,979	1	(7)	7,973
Total held-to-maturity investments	$70,601	$579	$(164)	$71,016

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	March 29, 2026
(in thousands)	Amortized cost	Fair value
Due in one year or less	$36,587	$36,545
Due after one year through five years	28,029	28,184
Total held-to-maturity investments	$64,616	$64,729
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at March 29, 2026 and March 30, 2025, which are included in selling, general and administrative (“SG&A”) expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended
(in thousands)	March 29, 2026	March 30, 2025
Unrealized loss, net	$(2,045)	$(1,405)
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirteen weeks ended
(in thousands)	March 29, 2026	March 30, 2025
Beginning balance	$2,190	$1,009
Current period provision	1,074	250
Write-offs	(698)	(398)
Foreign currency translation	—	—
Ending balance	$2,566	$861
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	March 29, 2026	December 28, 2025
Prepaid software agreements	$8,537	$6,997
Other prepaid expenses	6,278	7,484
Assets held-for-sale	11,759	11,759
Other current assets	3,378	4,747
Prepaid expenses and other current assets	$29,952	$30,987
Assets held-for-sale
As of March 29, 2026 and December 28, 2025, all criteria for classifying our Tacoma headquarters office building as held-for-sale were met. The sale is expected to be finalized within one year, subject to customary closing conditions. The estimated fair value of the disposal group, less costs to sell, continues to exceed its carrying value of $11.8 million, and therefore no impairment charge was recorded during the thirteen weeks ended March 29, 2026.

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6:    GOODWILL
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total company
Balance at	December 28, 2025
Goodwill before impairment		$105,284	$81,092	$159,647	$346,023
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	41,005	42,496

Impairment charge		—	—	(3,656)	(3,656)
Foreign currency translation		—	—	90	90

Balance at	March 29, 2026
Goodwill before impairment		105,284	81,092	159,737	346,113
Accumulated impairment charge		(105,284)	(79,601)	(122,298)	(307,183)
Goodwill		$—	$1,491	$37,439	$38,930
During the thirteen weeks ended March 29, 2026, management determined that a triggering event occurred at our HSP reporting unit as a result of a lower share price and market capitalization. An additional impairment indicator was downward revisions to future projections, as a result of reductions in government funding that has impacted certain HSP clients. Therefore, we performed an interim goodwill impairment test for this reporting unit as of the last day of our fiscal first quarter of 2026. The fair value of the reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to the reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was 16.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. In our most recent interim impairment test associated with our HSP reporting unit, the market multiples were based on revenue. The income and market approaches were equally weighted in our most recent interim impairment test.
Based on our interim impairment test as of the last day of our fiscal first quarter of 2026, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which was included in goodwill impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in discount rate, and a decline in market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of March 29, 2026 was $13.7 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 3 years as of March 29, 2026. The weighted average discount rate was 3.1% and 3.1% at March 29, 2026 and December 28, 2025, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	March 29, 2026	December 28, 2025
Undiscounted workers’ compensation reserve (1)	$97,603	$107,480
Less discount on workers’ compensation reserve	9,502	10,736
Workers’ compensation reserve, net of discount	88,101	96,744
Less current portion	22,931	24,193
Long-term portion	$65,170	$72,551
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $12.0 million and $10.6 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The discounted workers’ compensation reserve for excess claims was $20.5 million and $25.7 million as of March 29, 2026 and December 28, 2025, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $20.5 million and $25.7 million as of March 29, 2026 and December 28, 2025, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $10.1 million and $1.2 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. dated as of February 9, 2024 (the “Revolving Credit Facility” and, as amended by the Second Amendment (as defined below), the “Amended Revolving Credit Facility”), which is set to mature on February 9, 2029. The Revolving Credit Facility, as amended by the Second Amendment to Amended and Restated Credit Agreement dated January 30, 2026 (the “Second Amendment”), provides for a revolving line of credit of up to $175.0 million. We have an option to increase the amount by $150.0 million, subject to lender approval. Included in the Amended Revolving Credit Facility is a $25.0 million sub-limit for swingline loans and a $25.0 million sub-limit for letters of credit.
The maximum amount we can borrow under the Amended Revolving Credit Facility is subject to a borrowing base and minimum excess availability covenant. The borrowing base is determined by eligible receivable accounts as defined in the Second Amendment, less specific availability reserves. The minimum excess availability covenant is the greater of (a) 12.5% of the lesser of the borrowing base or the total line of credit and (b) $17.5 million. The minimum excess availability covenant may subsequently be replaced with a springing fixed charge coverage ratio covenant upon the satisfaction of meeting a minimum fixed charge coverage ratio test for two consecutive quarters occurring on or after September 27, 2026. The fixed charge coverage ratio covenant will thereafter apply when excess availability is below certain thresholds.
The following table presents the balances of the Revolving Credit Facility and Amended Revolving Credit Facility, as applicable:

(in thousands)	March 29, 2026	December 28, 2025
Term SOFR Loans (1)	$62,500	$40,000
Base Rate Loan	—	5,000
Swingline loans	11,400	20,800
Long-term debt	73,900	65,800
Letters of credit	11,372	11,386
Total outstanding	$85,272	$77,186
(1)One-month Term Secured Overnight Financing Rate (“SOFR”) Loans.
As of March 29, 2026, the borrowing base in effect was $121.3 million, leaving $36.0 million of unused borrowing base available.
Under the terms of the Amended Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Amended Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.00%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Amended Revolving Credit Facility. As of March 29, 2026, the outstanding balance under Term SOFR loans carried an applicable spread on the base rate of 3.50% and a weighted average base rate of 3.77%, resulting in a weighted average interest rate of 7.27%. The Term SOFR loans were primarily used to fund the acquisition of Healthcare Staffing Professionals, Inc. in the fiscal first quarter of 2025, and to support working capital requirements as revenue increased.
Under a swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. As of March 29, 2026, the applicable spread on the base rate was 2.50% and the base rate was 6.75%, resulting in an interest rate of 9.25%.
A commitment fee between 0.35% and 0.50% is applied against the Amended Revolving Credit Facility’s unused borrowing capacity, with the specific rate determined by the consolidated leverage ratio, as defined in the Amended Revolving Credit Facility. Letters of credit are priced at a margin between 1.50% and 3.25%, with the specific rate determined by the consolidated leverage ratio, plus a fronting fee of 0.25%.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Obligations under the Amended Revolving Credit Facility are guaranteed by TrueBlue and material U.S. domestic subsidiaries, and are secured by substantially all of the assets of TrueBlue and material U.S. domestic subsidiaries. The Amended Revolving Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants.
As of March 29, 2026, we remain in compliance with all the requirements of the Amended Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	March 29, 2026	December 28, 2025
Cash collateral held by workers’ compensation insurance carriers	$3,403	$3,376
Cash and cash equivalents held in Trust	11,684	11,424
Investments held in Trust	64,616	70,601
Letters of credit (1)	3,150	3,385
Surety bonds (2)	21,216	21,116
Total collateral commitments	$104,069	$109,902
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

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended
(in thousands)	March 29, 2026	March 30, 2025
Common stock shares
Beginning balance	29,987	29,588
Net issuance under equity plans	391	245
Ending balance	30,378	29,833
Common stock amount
Beginning balance	$1	$1
Current period activity	—	—
Ending balance	1	1
Retained earnings
Beginning balance	296,203	337,551
Net loss	(19,795)	(14,348)
Net issuance under equity plans	(434)	(825)
Stock-based compensation	1,793	2,060
Ending balance	277,767	324,438
Accumulated other comprehensive loss
Beginning balance, net of tax	(21,647)	(22,193)
Foreign currency translation adjustment	(39)	(29)
Ending balance, net of tax	(21,686)	(22,222)
Total shareholders’ equity ending balance	$256,082	$302,217
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
During the thirteen weeks ended March 29, 2026, we performed our deferred tax asset realizability assessments and, as a result, we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2026, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.
Our effective income tax rate for the thirteen weeks ended March 29, 2026 was (3.0)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended
(in thousands, except per share data)	March 29, 2026	March 30, 2025
Net loss	$(19,795)	$(14,348)

Weighted average number of common shares used in basic net loss per common share	30,145	29,698
Dilutive effect of non-vested stock-based awards	—	—
Weighted average number of common shares used in diluted net loss per common share	30,145	29,698

Net loss per common share:
Basic	$(0.66)	$(0.48)
Diluted	$(0.66)	$(0.48)

Anti-dilutive shares	2,093	1,501
NOTE 13:    SEGMENT INFORMATION
Our operating segments and reportable segments are described below:
Our PeopleReady reportable segment provides contingent staffing through the PeopleReady operating segment. PeopleReady provides on-demand and skilled labor in a broad range of industries that include construction, transportation, manufacturing, retail, hospitality and energy.
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
We evaluate performance based on segment revenue and segment profit (loss). Segment revenue is net of intercompany eliminations. Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing.

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present our revenue from services by segment, with a reconciliation to total company revenue. The tables also present significant segment expense categories regularly provided to the chief operating decision-maker (“CODM”), our Chief Executive Officer, and included in the calculation of segment profit (loss). Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit (loss). Lastly, the tables include a reconciliation of segment profit (loss) to loss before tax expense.

	Thirteen weeks ended
	March 29, 2026
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$225,053	$127,257	$46,256	$398,566
Cost of services	178,080	108,504	31,955
Selling, general and administrative expense	50,275	15,499	11,638
Segment profit (loss)	$(3,302)	$3,254	$2,663	$2,615
Corporate unallocated expense				(5,665)
Third-party processing fees for hiring tax credits				100
Amortization of software as a service assets				(1,259)
Acquisition/integration costs				(16)
Goodwill impairment charge				(3,656)
Workforce reduction costs				(1,069)
Other costs, net				(2,030)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(6,867)
Loss from operations				(17,847)
Interest and other income (expense), net				(1,372)
Loss before tax expense				$(19,219)

	Thirteen weeks ended
	March 30, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total company
Revenue from services	$189,305	$135,532	$45,417	$370,254
Cost of services	136,523	115,303	31,017
Selling, general and administrative expense	55,756	17,335	12,448
Segment profit (loss)	$(2,974)	$2,894	$1,952	$1,872
Corporate unallocated expense				(5,794)
Third-party processing fees for hiring tax credits				(90)
Amortization of software as a service assets				(1,093)
Acquisition/integration costs				(710)
Workforce reduction costs				(1,400)
Other costs, net				(98)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(6,810)
Loss from operations				(14,123)
Interest and other income (expense), net				193
Loss before tax expense				$(13,930)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 14:    SUBSEQUENT EVENT
On April 10, 2026, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with Eric H. Su, EHS Management LLC, and EHS Azure Opportunity Fund LP (collectively, “EHS”). Pursuant to the Cooperation Agreement, EHS irrevocably withdrew its previously announced director nominations for the Company’s 2026 annual meeting of shareholders and its demand to inspect certain books and records of the Company. The Company agreed to, among other things, engage a director search firm to identify candidates for a new independent director (the “New Director”) to be appointed to the Board of Directors of the Company (the “Board”) on or prior to September 30, 2026, with the New Director to be mutually agreed upon by the Company and EHS. The Company further agreed to nominate the New Director for election at the Company’s 2027 annual meeting of shareholders and to cap the size of the Board at ten directors during the term of the Cooperation Agreement. EHS agreed to, among other things, customary standstill, voting, mutual non-disparagement, and no-litigation obligations. The Cooperation Agreement will remain in effect until fourteen days following the Company’s public release of its audited financial statements for the 2026 fiscal year, subject to an automatic extension if the Company achieves certain financial performance targets. The Company also agreed to reimburse EHS for up to $0.3 million of reasonable and documented out-of-pocket fees and expenses incurred in connection with its engagement with the Company and the negotiation and execution of the Cooperation Agreement.

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
We report our business as three distinct segments: PeopleReady, PeopleManagement and PeopleSolutions.
•PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce, across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. PeopleReady connects our clients with individuals looking for on-demand, general temporary and temp-to-hire positions through our vast network of physical branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our proprietary mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week.
•PeopleManagement provides and manages contingent associates at clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) branded services throughout the U.S., Canada and Puerto Rico. Our client engagements include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software, Stafftrack®, enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand.
•PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, across a wide variety of industries and primarily in the U.S., Canada, the United Kingdom and Australia. PeopleSolutions provides recruitment process outsourcing (“RPO”), healthcare talent acquisition services, managed service provider (“MSP”) solutions, and talent advisory services through our PeopleScout and Healthcare Staffing Professionals (“HSP”) brands. Assisting our PeopleSolutions recruiting teams is our proprietary technology platform, Affinix®, which rapidly sources a qualified talent pool, and further engages candidates through a seamless digital experience.

Page - 20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal first quarter of 2026 summary
The following results are for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year:
•Total company revenue grew 7.6% to $398.6 million, compared to $370.3 million.
•Total company gross profit declined 8.5% to $79.0 million compared to $86.3 million, resulting in a decline in gross profit as a percentage of revenue to 19.8%, compared to 23.3%.
•Total company selling, general and administrative (“SG&A”) expense improved 7.7% to $87.3 million, compared to $94.6 million.
•We recorded a goodwill impairment charge of $3.7 million related to our HSP reporting unit.
•Income tax expense was $0.6 million, compared to $0.4 million. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024, resulting in no current period income tax benefit for these jurisdictions.
•The items above resulted in a net loss of $19.8 million, compared to a net loss of $14.3 million.
•As of March 29, 2026, we had cash and cash equivalents of $24.1 million, outstanding debt of $73.9 million, and $36.0 million was unused on our borrowing base of our revolving credit agreement (“Amended Revolving Credit Facility”), resulting in total liquidity of $60.2 million.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total company results
The following table presents selected financial data:

	Thirteen weeks ended
(in thousands, except percentages and per share data)	Mar 29, 2026	% of revenue	Mar 30, 2025	% of revenue
Revenue from services	$398,566		$370,254

Gross profit	$79,019	19.8%	$86,342	23.3%
Selling, general and administrative expense	87,299	21.9	94,621	25.6
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,911	1.5	5,844	1.5
Goodwill impairment charge	3,656	0.9	—	—
Loss from operations	(17,847)	(4.5)%	(14,123)	(3.8)%
Interest and other income (expense), net	(1,372)		193
Loss before tax expense	(19,219)		(13,930)
Income tax expense	576		418
Net loss	$(19,795)	(5.0)%	$(14,348)	(3.9)%

Net loss per diluted share	$(0.66)		$(0.48)
Revenue from services

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	Growth (decline) %	Segment % of total	Mar 30, 2025	Segment % of total
Revenue from services:
PeopleReady	$225,053	18.9%	56.5%	$189,305	51.1%
PeopleManagement	127,257	(6.1)%	31.9	135,532	36.6
PeopleSolutions	46,256	1.8%	11.6	45,417	12.3
Total company	$398,566	7.6%	100.0%	$370,254	100.0%
Total company revenue grew 7.6% to $398.6 million for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year. The increase in revenue was primarily driven by growth within our skilled businesses, specifically in the energy and commercial driving industries. This growth was partially offset by declines within on-demand, on-site and permanent hiring, as business conditions continue to stabilize within these offerings.
PeopleReady
PeopleReady revenue grew 18.9% to $225.1 million for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year, primarily as a result of growth within our skilled businesses, specifically the energy industry. Growth from our skilled businesses was partially offset by declines within our on-demand business, as broader market conditions continue to stabilize.
PeopleManagement
PeopleManagement revenue declined 6.1% to $127.3 million for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year, primarily due to lower volumes within the OnSite business. This decline was partially offset by continued growth in our commercial driving business.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions
PeopleSolutions revenue grew 1.8% to $46.3 million for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year. The acquisition of Healthcare Staffing Professionals, Inc. in early 2025 contributed 8.8% of the growth. Revenue for our PeopleScout business declined as labor market conditions have led to uncertainty around our clients’ future workforce needs, and clients continue to experience less employee turnover while also facing cost pressures. This has resulted in clients reducing hiring volumes, sourcing candidates with internal resources, and initiating hiring freezes to control costs. Despite these challenges, we have expanded existing and new client relationships into higher skilled roles and in attractive end markets, positioning this business for future growth.
Gross profit

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	Mar 30, 2025
Gross profit	$79,019	$86,342
Percentage of revenue	19.8%	23.3%
Gross profit as a percentage of revenue declined 350 basis points to 19.8% for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year. Higher workers’ compensation costs, driven by less favorable workers’ compensation reserve adjustments, resulted in 220 basis points of contraction. Additionally, changes in revenue mix resulted in 130 basis points of contraction, primarily driven by revenue shifts toward our lower margin staffing businesses.
SG&A expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	Mar 30, 2025
Selling, general and administrative expense	$87,299	$94,621
Percentage of revenue	21.9%	25.6%
Total company SG&A expense improved by 7.7%, or $7.3 million, for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year, reflecting the effectiveness of the operational cost management actions we have implemented. These actions have enhanced the efficiency of our cost structure and position us to deliver stronger profitability as industry demand rebounds.
Depreciation and amortization

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	Mar 30, 2025
Depreciation and amortization (exclusive of depreciation included in cost of services)	$5,911	$5,844
Percentage of revenue	1.5%	1.5%
Depreciation and amortization increased for the thirteen weeks ended March 29, 2026, compared to the same period in the prior year. This was primarily due to higher amortization expense related to the acquisition of Healthcare Staffing Professionals, Inc. on January 31, 2025, which resulted in an additional month of amortization expense in the current period.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Goodwill impairment charge

	Thirteen weeks ended
(in thousands)	Mar 29, 2026	Mar 30, 2025
Goodwill impairment charge	$3,656	$—
We performed an interim impairment test as of the last day of our fiscal first quarter of 2026. As a result of this impairment test, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which was included in goodwill impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in discount rate, and a decline in the market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of March 29, 2026 was $13.7 million. See Note 6: Goodwill to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Income tax expense

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	Mar 30, 2025
Loss before tax expense	$(19,219)	$(13,930)
Income tax expense	$576	$418
Effective income tax rate	(3.0)%	(3.0)%
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
For the thirteen weeks ended March 29, 2026, our income tax expense is related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. Our conclusions to maintain a valuation allowance were driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2026, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.
Segment performance
We evaluate performance based on segment revenue and segment profit (loss). Segment revenue is net of intercompany eliminations. Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes goodwill impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing. See Note 13: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit (loss) to loss before tax expense.
Segment profit (loss) should not be considered a measure of financial performance in isolation or as an alternative to net loss on the Consolidated Statements of Operations and Comprehensive Income (Loss) calculated in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleReady segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	% of revenue	Mar 30, 2025	% of revenue
Revenue from services	$225,053		$189,305
Cost of services	178,080	79.1%	136,523	72.1%
Selling, general and administrative expense	50,275	22.4%	55,756	29.5%
Segment loss	$(3,302)	(1.5)%	$(2,974)	(1.6)%
PeopleReady segment loss grew $0.3 million for the thirteen weeks ended March 29, 2026, but improved as a percentage of revenue, compared to the same period in the prior year. The decline was primarily due to higher workers’ compensation costs driven by less favorable workers’ compensation reserve adjustments, as well as the continued growth within our skilled businesses, specifically the energy industry, which carries lower margins due to pass-through travel costs. These were partially offset by operational cost management actions, which have resulted in a more efficient cost structure.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	% of revenue	Mar 30, 2025	% of revenue
Revenue from services	$127,257		$135,532
Cost of services	108,504	85.2%	115,303	85.1%
Selling, general and administrative expense	15,499	12.2%	17,335	12.8%
Segment profit	$3,254	2.6%	$2,894	2.1%
PeopleManagement segment profit grew $0.4 million for the thirteen weeks ended March 29, 2026, and also improved as a percentage of revenue, compared to the same period in the prior year. Growth was primarily driven by a reduction in SG&A expense, which was the result of disciplined cost management actions to streamline our organizational structure and improve efficiency.
PeopleSolutions segment performance was as follows:

	Thirteen weeks ended
(in thousands, except percentages)	Mar 29, 2026	% of revenue	Mar 30, 2025	% of revenue
Revenue from services	$46,256		$45,417
Cost of services	31,955	69.1%	31,017	68.3%
Selling, general and administrative expense	11,638	25.1%	12,448	27.4%
Segment profit	$2,663	5.8%	$1,952	4.3%
PeopleSolutions segment profit grew $0.7 million for the thirteen weeks ended March 29, 2026, and also grew as a percentage of revenue, compared to the same period in the prior year. Growth was primarily driven by cost management actions to improve efficiency and scalability, as well as inorganic growth from the acquisition of Healthcare Staffing Professionals, Inc.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. Our Amended Revolving Credit Facility provides for a revolving line of credit of up to $175.0 million, with an option to increase the amount by $150.0 million, subject to lender approval. As of March 29, 2026, we had $24.1 million in cash and cash equivalents and $73.9 million debt outstanding. Under the Amended Revolving Credit Facility, $11.4 million was utilized by outstanding standby letters of credit. As of March 29, 2026, our borrowing base was $121.3 million, leaving $36.0 million unused on our borrowing base.
Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Amended Revolving Credit Facility balances, and execute share repurchases. We may also need cash to fund future acquisitions. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and tightly monitoring trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates daily and weekly, so additional financing through the use of our Amended Revolving Credit Facility is sometimes necessary to support working capital needs in times of revenue growth. We also manage working capital through efficient cost management and strategically timing payments of accounts payable.
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
Total collateral commitments decreased $5.8 million during the thirteen-week period ended March 29, 2026, primarily due to the use of collateral to satisfy workers’ compensation claims, as well as a decrease in collateral levels required by our insurance carriers, consistent with the $8.6 million decrease in workers’ compensation claims reserve. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides an analysis of changes in our workers’ compensation claims reserves:

(in thousands)	Mar 29, 2026	Dec 28, 2025
Beginning balance	$96,744	$139,792
Self-insurance reserve expenses related to current year, net	8,799	34,917
Cash payments related to current year claims	(545)	(12,557)
Cash payments related to claims from prior years	(11,467)	(32,727)
Changes to prior years’ self-insurance reserve, net	(1,341)	(19,574)
Amortization of prior years’ discount (1)	1,204	(123)
Net change in excess claims reserve (2)	(5,293)	(12,984)
Ending balance	88,101	96,744
Less current portion	22,931	24,193
Long-term portion	$65,170	$72,551
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
A summary of our cash flows for each period are as follows:

	Thirteen weeks ended
(in thousands)	Mar 29, 2026	Mar 30, 2025
Net cash used in operating activities	$(9,779)	$(22,115)
Net cash provided by (used in) investing activities	3,221	(23,968)
Net cash provided by financing activities	7,174	49,369
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(323)	(230)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$293	$3,056
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
Net cash used by accounts receivable during the thirteen weeks ended March 29, 2026 was primarily due to an increase in days sales outstanding of approximately four days compared to the fiscal fourth quarter of 2025, reflecting a higher percentage of receivables with longer payment terms, partially offset by a decrease in revenue. In addition, our workers’ compensation claims reserve for estimated claims decreases as claims are paid, as was the case in the current period.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from investing activities
Investing cash flows consist of capital expenditures, business acquisitions, net proceeds from divestiture, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Net cash provided by investing activities during the thirteen weeks ended March 29, 2026 was due to maturities of restricted investments, which were only partially reinvested due to lower workers’ compensation collateral requirements. Cash provided was partially offset by capital expenditures including continued investments to upgrade our PeopleReady on-demand technology platform.
Cash flows from financing activities
Financing cash flows consist primarily of repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, the net change in our Amended Revolving Credit Facility, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash provided by financing activities during the thirteen weeks ended March 29, 2026 was due to draws on our Amended Revolving Credit Facility, primarily to finance working capital needs as revenue increased. While we did not execute share repurchases during the thirteen weeks ended March 29, 2026, $33.5 million remains available for repurchase under existing authorizations as of March 29, 2026.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. The following has been updated to reflect changes made during the thirteen weeks ended March 29, 2026.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of March 29, 2026 were Centerline, PeopleScout, and HSP.
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

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

During the thirteen weeks ended March 29, 2026, management determined that a triggering event had occurred at our HSP reporting unit as a result of a lower Company stock price and market capitalization. An additional impairment indicator was downward revisions to future projections associated with our HSP reporting unit, as a result of reductions in government funding that impacted certain HSP clients. Therefore, we performed an interim goodwill impairment test for this reporting unit as of the last day of our fiscal first quarter. The weighted average cost of capital used in our most recent impairment test was risk-adjusted to reflect the specific risk profile of the HSP reporting unit and was 16.5%.
Based on our interim impairment test as of the last day of our fiscal first quarter of 2026, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which was included in goodwill impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended March 29, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, a decline in discount rate, and a decline in market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of March 29, 2026 was $13.7 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.
NEW ACCOUNTING STANDARDS
See Note 1: Summary of Significant Accounting Policies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our quantitative and qualitative disclosures about market risk are discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and have not changed materially.

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
During the fiscal first quarter of 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of March 29, 2026.
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
This Form 10-Q should be read in conjunction with the risk factors set forth in Part I, Item 1A of our Annual Report filed on Form 10-K for the year ended December 28, 2025. With the exception of the risk factor noted below, which updates the specific risk factor in our Annual Report filed on Form 10-K for the year ended December 28, 2025, there have been no material changes from the risk factors previously disclosed therein.
Investing in our securities involves risk. In addition to the updated risk factor below and all other information set forth in this Quarterly Report on Form 10-Q, the risk factors described in Part I, Item 1A of our Annual Report filed on Form 10-K for the year ended December 28, 2025 should be considered in evaluating our future prospects. If any of the events described therein occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources, disrupt our business and impact the trading value of our securities.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders or others who disagree with the composition of the Board of Directors, our strategy or the way the company is managed have sought and may again seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities.

Responding to shareholder activism can be costly and time-consuming, be disruptive of our operations, and divert the attention of management and our employees from strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract and retain employees, investors, and clients, and cause our stock price to experience periods of volatility or stagnation. The process of defending against such activities can divert management’s focus from operating our business and implementing our strategic initiatives, and can adversely affect our business, financial condition, and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended March 29, 2026.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (1)
12/29/2025 through 01/25/2026	—	$—	—	$33.5 million
01/26/2026 through 02/22/2026	845	$4.32	—	$33.5 million
02/23/2026 through 03/29/2026	324	$3.66	—	$33.5 million
Total	1,169	$4.14	—
(1)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of March 29, 2026, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Page - 31

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal first quarter of 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Page - 32

Item 6.	INDEX TO EXHIBITS

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	File no.	Date of first filing

3.1	Amended and Restated Articles of Incorporation.		8-K	001-14543	05/12/2016

3.2	Amended and Restated Bylaws.		10-Q	001-14543	10/30/2017

3.3
Articles of Amendment for the Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Washington on May 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 14, 2025, File No. 001-14543).
			8-K	001-14543	05/14/2025

10.1	Cooperation Agreement, dated April 10, 2026, by and between TrueBlue, Inc. and Eric H Su, EHS Management LLC, and EHS Azure Opportunity Fund LP.		8-K	001-14543	04/13/2026

10.2*	Form Performance Share Unit Award for grants on or after February 20, 2026 (One-Year Performance Period).	X

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	5/5/2026
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	5/5/2026
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Brian Capone	5/5/2026
	Signature	Date
By:	Brian Capone, Chief Accounting Officer, Senior Vice President

Page - 34