Form 10-Q
period 2026-06-28
TrueBlue, Inc.
filed 2026-08-04
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2026, there were 30,444,344 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$23,253	$24,510
Accounts receivable, net of allowance of $1,142 and $2,190, respectively	267,770	241,233
Prepaid expenses and other current assets	26,186	30,987
Income tax receivable	1,146	879
Total current assets	318,355	297,609
Property and equipment, net	66,393	73,117
Restricted cash, cash equivalents and investments	118,818	136,588
Deferred income taxes, net	1,233	1,338
Goodwill	38,930	42,496
Intangible assets, net	16,779	18,095
Operating lease right-of-use assets, net	32,689	34,045
Workers’ compensation claims receivable, net	20,157	25,659
Other assets, net	9,610	9,720
Total assets	$622,964	$638,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$31,693	$36,111
Accrued wages and benefits	69,135	61,736
Income tax payable	743	1,038
Current portion of workers’ compensation claims reserve	23,114	24,193
Current operating lease liabilities	11,342	11,206
Other current liabilities	3,334	4,249
Total current liabilities	139,361	138,533
Workers’ compensation claims reserve, less current portion	62,859	72,551
Long-term debt	82,400	65,800
Long-term deferred compensation liabilities	38,269	39,531
Long-term operating lease liabilities	44,698	46,796
Other long-term liabilities	711	899
Total liabilities	368,298	364,110

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 30,443,860 and 29,986,762 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,795)	(21,647)
Retained earnings	276,460	296,203
Total shareholders’ equity	254,666	274,557
Total liabilities and shareholders’ equity	$622,964	$638,667
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue from services	$443,001	$396,299	$841,567	$766,553
Cost of services	351,419	302,735	670,966	586,647
Gross profit	91,582	93,564	170,601	179,906
Selling, general and administrative expense	83,831	89,798	171,130	184,419
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,887	6,507	11,798	12,351
Loss on assets held-for-sale	3,026	—	3,026	—
Goodwill and intangible asset impairment charge	—	200	3,656	200
Loss from operations	(1,162)	(2,941)	(19,009)	(17,064)
Interest and other income (expense), net	(1,320)	2,903	(2,692)	3,096
Loss before tax expense	(2,482)	(38)	(21,701)	(13,968)
Income tax expense	887	122	1,463	540
Net loss	$(3,369)	$(160)	$(23,164)	$(14,508)

Net loss per common share:
Basic	$(0.11)	$(0.01)	$(0.76)	$(0.49)
Diluted	$(0.11)	$(0.01)	$(0.76)	$(0.49)

Weighted average shares outstanding:
Basic	30,414	29,856	30,280	29,777
Diluted	30,414	29,856	30,280	29,777

Other comprehensive income (loss):
Foreign currency translation adjustment	$(109)	$635	$(148)	$606
Comprehensive income (loss)	$(3,478)	$475	$(23,312)	$(13,902)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Twenty-six weeks ended
(in thousands)	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net loss	$(23,164)	$(14,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	13,680	14,312
Non-cash loss on assets held-for-sale	3,026	—
Goodwill and intangible asset impairment charge	3,656	200
Provision for credit losses	376	435
Stock-based compensation	3,846	4,421
Deferred income taxes	209	(113)
Non-cash lease expense	5,244	5,524
Other operating activities	(3,130)	(1,438)
Changes in operating assets and liabilities:
Accounts receivable	(26,913)	2,260
Income taxes receivable and payable	(582)	279
Other assets	8,857	8,592
Accounts payable and other accrued expenses	(3,806)	(10,199)
Accrued wages and benefits	7,399	(10,808)
Workers’ compensation claims reserve	(10,771)	(30,340)
Operating lease liabilities	(5,824)	(5,688)
Other liabilities	(2,460)	3,162
Net cash used in operating activities	(30,357)	(33,909)
Cash flows from investing activities:
Capital expenditures	(6,203)	(8,936)
Acquisition of business, net of cash acquired	—	(30,140)
Purchases of restricted held-to-maturity investments	(7,718)	—
Sales and maturities of restricted held-to-maturity investments	24,001	19,285
Other	4	—
Net cash provided by (used in) investing activities	10,084	(19,791)
Cash flows from financing activities:
Net proceeds from employee stock purchase plans	207	256
Common stock repurchases for taxes upon vesting of restricted stock	(633)	(942)
Net change in revolving credit facility	16,600	46,200
Other	(498)	(396)
Net cash provided by financing activities	15,676	45,118
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(443)	(70)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(5,040)	(8,652)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	44,020	61,100
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$38,980	$52,448

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,824	$1,548
Income taxes, net of refunds	$1,631	$571
Operating lease liabilities	$7,266	$7,280
Non-cash transactions:
Property and equipment purchased but not yet paid	$243	$875
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,137	$2,856
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
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the twenty-six weeks ended June 28, 2026 are not necessarily indicative of the results expected for the full fiscal year nor for any other fiscal period.
These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Assets held-for-sale
We classify assets and liabilities as held-for-sale when management concludes that all relevant criteria have been met in accordance with U.S. GAAP. Assets held-for-sale are measured at the lower of their carrying value or fair value less costs to sell and are no longer depreciated or amortized. The carrying amounts of assets held-for-sale are adjusted each reporting period for subsequent changes in fair value less costs to sell, with losses recognized for any subsequent write-down to fair value less costs to sell, and gains recognized for any subsequent increase in fair value less costs to sell, but not in excess of the cumulative loss previously recognized.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of June 28, 2026 were Centerline, PeopleScout, and Healthcare Staffing Professionals (“HSP”).
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
Refer to Note 6: Goodwill and Intangible Assets for details on the results of the interim impairment test and impairment charge, annual impairment test, valuation methodologies, and inputs used in the fair value measurement.

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
Refer to Note 6: Goodwill and Intangible Assets for additional details on the results of the interim impairment test and impairment charge, annual impairment test, valuation methodologies, and inputs used in the fair value measurements.
Recently adopted accounting standards
There were no new accounting standards adopted during the twenty-six weeks ended June 28, 2026 that had a material impact on our financial statements.
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

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.2 million. As part of the share purchase agreement, certain Healthcare Staffing Professionals, Inc. employees can earn up to an additional $14.0 million based on the financial performance of the business over the first two years after acquisition, which we have concluded would be treated as compensation expense. We have not recorded any contingent compensation expense associated with this acquisition, since we do not anticipate that this contingent compensation will be earned as of June 28, 2026. Any amounts probable of being paid out under the agreement would be expensed over the required service period. We incurred acquisition-related costs of $0.8 million for the twenty-six weeks ended June 29, 2025, which are included in selling, general and administrative (“SG&A”) expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Goodwill represents the expected synergies with our existing businesses, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of Healthcare Staffing Professionals, Inc., and is deductible for income tax purposes. We performed an interim goodwill impairment test associated with our HSP reporting unit as of the last day of our fiscal first quarter of 2026, which resulted in an impairment charge of $3.7 million. Goodwill remaining for the HSP reporting unit as of June 28, 2026 is $13.7 million. Refer to Note 6: Goodwill and Intangible Assets for additional details.
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
The acquired assets and assumed liabilities of Healthcare Staffing Professionals, Inc. are included on our Consolidated Balance Sheets as of June 28, 2026 and December 28, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2026 and for the period from February 1, 2025 to June 29, 2025. The amount of revenue for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $24.6 million and $27.7 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. The amount of income (loss) from operations for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $(2.7) million and $0.6 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively. Loss from operations includes a non-cash goodwill impairment charge of $3.7 million for the twenty-six weeks ended June 28, 2026. Refer to Note 6: Goodwill and Intangible Assets for additional details. Healthcare Staffing Professionals, Inc. results have been combined with our historical PeopleScout segment, which was renamed PeopleSolutions in fiscal 2025. We concluded the acquisition of Healthcare Staffing Professionals, Inc. was not material to our consolidated results of operations and, as such, pro forma financial information was not required.

Page - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	June 28, 2026
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$23,253	$23,253	$—	$—
Restricted cash and cash equivalents	15,727	15,727	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$38,980	$38,980	$—	$—

Municipal debt securities	$4,763	$—	$4,763	$—
Corporate debt securities	33,737	—	33,737	—
Agency mortgage-backed securities	4,361	—	4,361	—
U.S. government and agency securities	11,698	—	11,698	—
Restricted investments classified as held-to-maturity (2)	$54,559	$—	$54,559	$—

	December 28, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$24,510	$24,510	$—	$—
Restricted cash and cash equivalents	19,510	19,510	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$44,020	$44,020	$—	$—

Municipal debt securities	$7,836	$—	$7,836	$—
Corporate debt securities	50,334	—	50,334	—
Agency mortgage-backed securities	4,873	—	4,873	—
U.S. government and agency securities	7,973	—	7,973	—
Restricted investments classified as held-to-maturity (2)	$71,016	$—	$71,016	$—
(1)Cash, cash equivalents and restricted cash and cash equivalents include money market funds, deposits and investments with original maturities of three months or less.
(2)Refer to Note 4: Restricted Cash, Cash Equivalents and Investments for additional details on our held-to-maturity debt securities.
Assets measured at fair value on a nonrecurring basis
In addition to assets that are recorded at fair value on a recurring basis, assets held-for-sale, indefinite-lived intangible assets and our reporting units with remaining goodwill may be subject to nonrecurring fair value measurements.
Assets held-for-sale
As of June 28, 2026, all criteria for classifying our Tacoma headquarters office building and related assets (the “disposal group”) as held-for-sale were met. The fair value of the disposal group was estimated using a market approach, based on the sales comparison approach, which reflects pricing observed in recent market transactions for similar office properties, adjusted for property-specific factors. Because certain inputs to this valuation are not observable in active markets, the measurement is classified within Level 3 of the fair value hierarchy. Refer to Note 5: Supplemental Balance Sheet Information for additional details on our assets held-for-sale.

Page - 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Goodwill
We performed an interim goodwill impairment test on the HSP reporting unit as of the last day of our fiscal first quarter of 2026. The fair value of the HSP reporting unit was estimated using an equal weighting of the income and market approaches. The various inputs to the fair value model are considered Level 3. Refer to Note 6: Goodwill and Intangible Assets for additional details on the interim impairment test and impairment charge, annual impairment test, valuation methodologies, and inputs used in the fair value measurement.
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	June 28, 2026	December 28, 2025
Cash collateral held by insurance carriers	$7,663	$7,681
Cash and cash equivalents held in Trust	7,331	11,424
Investments held in Trust	54,445	70,601
Company-owned life insurance policies	48,646	46,477
Other restricted cash and cash equivalents	733	405
Total restricted cash, cash equivalents and investments	$118,818	$136,588
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
The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of June 28, 2026 and December 28, 2025, were as follows:

	June 28, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$4,764	$—	$(1)	$4,763
Corporate debt securities	33,590	192	(45)	33,737
Agency mortgage-backed securities	4,347	14	—	4,361
U.S. government and agency securities	11,744	—	(46)	11,698
Total held-to-maturity investments	$54,445	$206	$(92)	$54,559

	December 28, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$7,840	$1	$(5)	$7,836
Corporate debt securities	49,967	519	(152)	50,334
Agency mortgage-backed securities	4,815	58	—	4,873
U.S. government and agency securities	7,979	1	(7)	7,973
Total held-to-maturity investments	$70,601	$579	$(164)	$71,016

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	June 28, 2026
(in thousands)	Amortized cost	Fair value
Due in one year or less	$30,162	$30,115
Due after one year through five years	24,283	24,444
Total held-to-maturity investments	$54,445	$54,559
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at June 28, 2026 and June 29, 2025, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Unrealized gain, net	$4,436	$2,846	$2,391	$1,441
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Twenty-six weeks ended
(in thousands)	June 28, 2026	June 29, 2025
Beginning balance	$2,190	$1,009
Current period provision	376	435
Write-offs	(1,424)	(568)
Foreign currency translation	—	—
Ending balance	$1,142	$876
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	June 28, 2026	December 28, 2025
Prepaid software agreements	$7,192	$6,997
Other prepaid expenses	5,880	7,484
Assets held-for-sale	8,733	11,759
Other current assets	4,381	4,747
Prepaid expenses and other current assets	$26,186	$30,987

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets held-for-sale
The disposal group has been classified as held-for-sale since all criteria were met, and continue to be as of June 28, 2026. While we remain under contract with the prospective buyer, the delay in closing is due to circumstances beyond our control, and we continue to actively market and pursue alternative options for completion of a sale within a reasonable timeframe. We have not altered our plan to sell the disposal group.
During the thirteen weeks ended June 28, 2026, due to certain non-performance issues on the part of the prospective buyer, we updated our estimate of fair value less costs to sell based on recent comparable market transactions. This assessment resulted in a revised estimated fair value, less costs to sell of $8.7 million, compared to the carrying value of $11.8 million. As a result, we recognized a non-cash loss of $3.0 million during the thirteen and twenty-six weeks ended June 28, 2026, which is included in our Consolidated Statements of Operations and Comprehensive Income (Loss). This is the first adjustment to the carrying value of the disposal group since it was classified as held-for-sale.
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Balance at	December 28, 2025
Goodwill before impairment		$105,284	$81,092	$159,647	$346,023
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	41,005	42,496

Impairment charge		—	—	(3,656)	(3,656)
Foreign currency translation		—	—	90	90

Balance at	June 28, 2026
Goodwill before impairment		105,284	81,092	159,737	346,113
Accumulated impairment charge		(105,284)	(79,601)	(122,298)	(307,183)
Goodwill		$—	$1,491	$37,439	$38,930
Interim impairment test
During the fiscal first quarter of 2026, the sustained decrease in share price and resulting decrease in market capitalization, as well as downward revisions to future revenue and profitability projections related to the HSP reporting unit due to reductions in government funding that has impacted certain HSP clients, resulted in management determining that a triggering event occurred for the HSP reporting unit. Therefore, we performed an interim goodwill impairment test for this reporting unit as of the last day of our fiscal first quarter of 2026. The fair value of the reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to the reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was 16.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation, and amortization. In our most recent interim impairment test associated with our HSP reporting unit, the market multiples were based on revenue. The income and market approaches were equally weighted in our most recent interim impairment test.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Based on our interim impairment test as of the last day of our fiscal first quarter of 2026, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which is included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in weighted average cost of capital selected, and a decline in market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of June 28, 2026 was $13.7 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.
Annual impairment test
We performed our annual impairment test for goodwill as of the first day of the fiscal second quarter of 2026 for all reporting units with remaining goodwill, including HSP. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis.
Additionally, following performance of the annual impairment test, we did not identify any events or circumstances that make it more likely than not that an impairment may have occurred during the thirteen weeks ended June 28, 2026.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.6 million and $4.6 million as of June 28, 2026 and December 28, 2025, respectively, related to businesses within our PeopleManagement and PeopleSolutions segments.
We performed our annual impairment test for indefinite-lived intangible assets as of the first day of our fiscal second quarter of 2026. Based on our quantitative assessment, we concluded that the fair value of each trademark was in excess of its carrying amount as of June 28, 2026, and therefore did not result in an impairment.
Following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not an impairment may have occurred. Accordingly, no impairment charge was recognized during the thirteen or twenty-six weeks ended June 28, 2026.

Page - 14

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
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 3 years as of June 28, 2026. The weighted average discount rate was 3.2% and 3.1% at June 28, 2026 and December 28, 2025, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	June 28, 2026	December 28, 2025
Undiscounted workers’ compensation reserve (1)	$95,025	$107,480
Less discount on workers’ compensation reserve	9,052	10,736
Workers’ compensation reserve, net of discount	85,973	96,744
Less current portion	23,114	24,193
Long-term portion	$62,859	$72,551
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $24.5 million and $23.3 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and corresponding receivable to its estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The discounted workers’ compensation reserve for excess claims was $20.2 million and $25.7 million as of June 28, 2026 and December 28, 2025, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $20.2 million and $25.7 million as of June 28, 2026 and December 28, 2025, respectively.
Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $11.4 million and $5.3 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended June 28, 2026 and June 29, 2025, respectively, and $21.4 million and $6.5 million for the twenty-six weeks ended June 28, 2026 and June 29, 2025, respectively.

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement under the Amended and Restated Credit Agreement dated February 9, 2024 (the “Revolving Credit Facility”), with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and Key Bank, N.A. On January 30, 2026, the Revolving Credit Facility was further amended by the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), establishing the “Amended Revolving Credit Facility,” which is set to mature on February 9, 2029. The Amended Revolving Credit Facility provides for a revolving line of credit of up to $175.0 million. We have an option to increase the amount by $150.0 million, subject to lender approval. Included in the Amended Revolving Credit Facility is a $25.0 million sub-limit for swingline loans and a $25.0 million sub-limit for letters of credit.
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
The following table presents the balances of the Revolving Credit Facility and Amended Revolving Credit Facility, as applicable:

(in thousands)	June 28, 2026	December 28, 2025
Term SOFR Loans (1)	$65,000	$40,000
Base Rate Loan	—	5,000
Swingline loans	17,400	20,800
Long-term debt	82,400	65,800
Letters of credit	11,321	11,386
Total outstanding	$93,721	$77,186
(1)One-month Term Secured Overnight Financing Rate (“SOFR”) Loans.
As of June 28, 2026, the borrowing base in effect was $150.0 million, leaving $56.2 million of unused borrowing base available.
Under the terms of the Amended Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Amended Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.00%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Amended Revolving Credit Facility. As of June 28, 2026, the outstanding balance under Term SOFR loans carried an applicable spread on the base rate of 3.50% and a weighted average base rate of 3.73%, resulting in a weighted average interest rate of 7.23%. The Term SOFR loans were primarily used to fund the acquisition of Healthcare Staffing Professionals, Inc. in the fiscal first quarter of 2025, and to support working capital requirements as revenue increased.
Under a swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus applicable spread between 0.75% and 2.50%, as described above. As of June 28, 2026, the applicable spread on the base rate was 2.50% and the base rate was 6.75%, resulting in an interest rate of 9.25%.
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

Page - 16

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
As of June 28, 2026, we remain in compliance with all the requirements of the Amended Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the form and amounts listed below:

(in thousands)	June 28, 2026	December 28, 2025
Cash collateral held by workers’ compensation insurance carriers	$3,358	$3,376
Cash and cash equivalents held in Trust	7,331	11,424
Investments held in Trust	54,445	70,601
Letters of credit (1)	3,150	3,385
Surety bonds (2)	21,216	21,116
Total collateral commitments	$89,500	$109,902
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

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

Common stock shares
Beginning balance	30,378	29,833	29,987	29,588
Net issuance under equity plans	66	59	457	304
Ending balance	30,444	29,892	30,444	29,892
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	277,767	324,438	296,203	337,551
Net loss	(3,369)	(160)	(23,164)	(14,508)
Net issuance under equity plans	9	139	(425)	(686)
Stock-based compensation	2,053	2,361	3,846	4,421
Ending balance	276,460	326,778	276,460	326,778
Accumulated other comprehensive loss
Beginning balance, net of tax	(21,686)	(22,222)	(21,647)	(22,193)
Foreign currency translation adjustment	(109)	635	(148)	606
Ending balance, net of tax	(21,795)	(21,587)	(21,795)	(21,587)
Total shareholders’ equity ending balance	$254,666	$305,192	$254,666	$305,192
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
During the twenty-six weeks ended June 28, 2026, we performed our deferred tax asset realizability assessments and, as a result, we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2026, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our effective income tax rate for the twenty-six weeks ended June 28, 2026 was (6.7)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except per share data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(3,369)	$(160)	$(23,164)	$(14,508)

Weighted average number of common shares used in basic net loss per common share	30,414	29,856	30,280	29,777
Dilutive effect of non-vested stock-based awards	—	—	—	—
Weighted average number of common shares used in diluted net loss per common share	30,414	29,856	30,280	29,777

Net loss per common share:
Basic	$(0.11)	$(0.01)	$(0.76)	$(0.49)
Diluted	$(0.11)	$(0.01)	$(0.76)	$(0.49)

Anti-dilutive shares	2,922	1,863	2,616	1,689
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
We evaluate performance based on segment revenue and segment profit (loss). Segment revenue is net of intercompany eliminations. Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes loss on assets held-for-sale, goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing.
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

Page - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Thirteen weeks ended
	June 28, 2026
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$262,310	$133,839	$46,852	$443,001
Cost of services	206,504	113,456	30,495
Selling, general and administrative expense	47,245	15,425	11,529
Segment profit	$8,561	$4,958	$4,828	$18,347
Corporate unallocated expense				(6,919)
Amortization of software as a service assets				(1,259)
Acquisition/integration costs				(10)
Loss on assets held-for-sale				(3,026)
Workforce reduction costs				(640)
Other costs, net				(842)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(6,813)
Loss from operations				(1,162)
Interest and other income (expense), net				(1,320)
Loss before tax expense				$(2,482)

	Thirteen weeks ended
	June 29, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$213,226	$133,895	$49,178	$396,299
Cost of services	158,267	113,065	33,469
Selling, general and administrative expense	53,429	16,729	13,175
Segment profit	$1,530	$4,101	$2,534	$8,165
Corporate unallocated expense				(5,520)
Third-party processing fees for hiring tax credits				60
Amortization of software as a service assets				(1,036)
Goodwill and intangible asset impairment charge				(200)
Acquisition/integration costs				(153)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(3,445)
Other costs, net				(1,883)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(7,502)
Loss from operations				(2,941)
Interest and other income (expense), net				2,903
Loss before tax expense				$(38)

Page - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Twenty-six weeks ended
	June 28, 2026
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$487,363	$261,096	$93,108	$841,567
Cost of services	384,584	221,960	62,450
Selling, general and administrative expense	97,520	30,924	23,167
Segment profit	$5,259	$8,212	$7,491	$20,962
Corporate unallocated expense				(12,584)
Third-party processing fees for hiring tax credits				100
Amortization of software as a service assets				(2,518)
Acquisition/integration costs				(26)
Loss on assets held-for-sale				(3,026)
Goodwill and intangible asset impairment charge				(3,656)
Workforce reduction costs				(1,709)
Other costs, net				(2,872)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(13,680)
Loss from operations				(19,009)
Interest and other income (expense), net				(2,692)
Loss before tax expense				$(21,701)

	Twenty-six weeks ended
	June 29, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$402,531	$269,427	$94,595	$766,553
Cost of services	294,790	228,368	64,486
Selling, general and administrative expense	109,185	34,064	25,623
Segment profit (loss)	$(1,444)	$6,995	$4,486	$10,037
Corporate unallocated expense				(11,314)
Third-party processing fees for hiring tax credits				(30)
Amortization of software as a service assets				(2,129)
Acquisition/integration costs				(863)
Goodwill and intangible asset impairment charge				(200)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(4,845)
Other costs, net				(1,981)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(14,312)
Loss from operations				(17,064)
Interest and other income (expense), net				3,096
Loss before tax expense				$(13,968)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.

Page - 21

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. PeopleReady connects our clients with individuals looking for on-demand, general temporary and temp-to-hire positions through our vast network of physical branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our proprietary mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation positions through our PeopleReady Skilled Trades and RenewableWorks brands.
•PeopleManagement provides and manages contingent associates at our clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) brands throughout the U.S., Canada and Puerto Rico. Our client engagements include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software, Stafftrack®, enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing them to improve productivity, control costs, ensure compliance and deliver improved service.
•PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, across a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. PeopleSolutions provides recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions and talent advisory services through our PeopleScout brand. PeopleSolutions also facilitates the placement of skilled healthcare professionals in extended roles with governmental agencies, healthcare systems and educational institutions through our Healthcare Staffing Professionals (“HSP”) brand. HSP streamlines hiring for employers while connecting job seekers with opportunities to grow and advance their careers. Assisting our PeopleSolutions recruiting teams is our proprietary technology platform, Affinix®, which rapidly sources a qualified talent pool, and further engages candidates through a seamless digital experience.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal second quarter of 2026 summary
The following results are for the thirteen weeks ended June 28, 2026, compared to the same period in the prior year:
•Total Company revenue grew 11.8% to $443.0 million, compared to $396.3 million.
•Total Company gross profit declined 2.1% to $91.6 million compared to $93.6 million, resulting in a decline in gross profit as a percentage of revenue to 20.7%, compared to 23.6%.
•Total Company selling, general and administrative (“SG&A”) expense declined 6.6% to $83.8 million, compared to $89.8 million.
•We recorded a non-cash loss on assets held-for-sale of $3.0 million related to our Tacoma headquarters.
•Income tax expense was $0.9 million, compared to $0.1 million. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024, resulting in no current period income tax benefit for these jurisdictions.
•The items above resulted in a net loss of $3.4 million, compared to a net loss of $0.2 million.
•As of June 28, 2026, we had cash and cash equivalents of $23.3 million, outstanding debt of $82.4 million, and $56.2 million was unused on our borrowing base of our revolving credit agreement (“Amended Revolving Credit Facility”), resulting in total liquidity of $79.5 million.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total Company results
The following table presents selected financial data:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages and per share data)	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue
Revenue from services	$443,001		$396,299		$841,567		$766,553

Gross profit	$91,582	20.7%	$93,564	23.6%	$170,601	20.3%	$179,906	23.5%
Selling, general and administrative expense	83,831	18.9	89,798	22.7	171,130	20.3	184,419	24.1
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,887	1.4	6,507	1.5	11,798	1.4	12,351	1.6
Loss on assets held-for-sale	3,026	0.7	—	—	3,026	0.4	—	—
Goodwill and intangible asset impairment charge	—	—	200	0.1	3,656	0.5	200	0.0
Loss from operations	(1,162)	(0.3)%	(2,941)	(0.7)%	(19,009)	(2.3)%	(17,064)	(2.2)%
Interest and other income (expense), net	(1,320)		2,903		(2,692)		3,096
Loss before tax expense	(2,482)		(38)		(21,701)		(13,968)
Income tax expense	887		122		1,463		540
Net loss	$(3,369)	(0.8)%	$(160)	0.0%	$(23,164)	(2.8)%	$(14,508)	(1.9)%

Net loss per diluted share	$(0.11)		$(0.01)		$(0.76)		$(0.49)
Revenue from services

	Thirteen weeks ended					Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	Growth (decline) %	Segment % of total	Jun 29, 2025	Segment % of total	Jun 28, 2026	Growth (decline) %	Segment % of total	Jun 29, 2025	Segment % of total
Revenue from services:
PeopleReady	$262,310	23.0%	59.2%	$213,226	53.8%	$487,363	21.1%	57.9%	$402,531	52.5%
PeopleManagement	133,839	—%	30.2	133,895	33.8	261,096	(3.1)%	31.0	269,427	35.2
PeopleSolutions	46,852	(4.7)%	10.6	49,178	12.4	93,108	(1.6)%	11.1	94,595	12.3
Total Company	$443,001	11.8%	100.0%	$396,299	100.0%	$841,567	9.8%	100.0%	$766,553	100.0%
Total Company revenue grew 11.8% to $443.0 million for the thirteen weeks ended June 28, 2026, and grew 9.8% to $841.6 million for the twenty-six weeks ended June 28, 2026, compared to the same periods in the prior year. The increase in revenue was primarily driven by growth within our skilled businesses, specifically in the energy and commercial driving industries. Growth was partially offset by declines within on-site and permanent hiring, as business conditions continue to stabilize within these offerings. Growth for the twenty-six weeks ended June 28, 2026 was also partially offset by declines within our on-demand business; however, this business returned to growth for the thirteen weeks ended June 28, 2026.
PeopleReady
PeopleReady revenue grew 23.0% to $262.3 million for the thirteen weeks ended June 28, 2026, and grew 21.1% to $487.4 million for the twenty-six weeks ended June 28, 2026, compared to the same periods in the prior year. The increase in revenue for both periods was primarily as a result of growth within our skilled businesses, specifically the energy industry. Our on-demand business contributed to growth during the thirteen weeks ended June 28, 2026.

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue was relatively unchanged at $133.8 million for the thirteen weeks ended June 28, 2026, and declined 3.1% to $261.1 million for the twenty-six weeks ended June 28, 2026, compared to the same periods in the prior year. The decline for the twenty-six weeks ended June 28, 2026 was primarily due to lower volumes within our OnSite businesses, partially offset by continued growth in our commercial driving business.
PeopleSolutions
PeopleSolutions revenue declined 4.7% to $46.9 million for the thirteen weeks ended June 28, 2026, and declined 1.6% to $93.1 million for the twenty-six weeks ended June 28, 2026, compared to the same periods in the prior year. Revenue declined as broader market conditions continue to impact hiring trends.
Gross profit

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Gross profit	$91,582	$93,564	$170,601	$179,906
Percentage of revenue	20.7%	23.6%	20.3%	23.5%
Gross profit as a percentage of revenue declined 290 basis points to 20.7% for the thirteen weeks ended June 28, 2026, compared to the same period in the prior year. Higher workers’ compensation costs, driven by less favorable workers’ compensation reserve adjustments, resulted in 120 basis points of contraction. Changes in revenue mix resulted in 90 basis points of contraction, primarily driven by revenue shifts toward our lower margin staffing businesses. Additionally, the thirteen weeks ended June 29, 2025 included a benefit for recognition of certain COVID-19 government subsidies, resulting in 80 basis points of contraction for the thirteen weeks ended June 28, 2026.
Gross profit as a percentage of revenue declined 320 basis points to 20.3% for the twenty-six weeks ended June 28, 2026, compared to the same period in the prior year. Higher workers’ compensation costs, driven by less favorable workers’ compensation reserve adjustments, resulted in 170 basis points of contraction. Changes in revenue mix resulted in 100 basis points of contraction, primarily driven by revenue shifts toward our lower margin staffing businesses. Additionally, the twenty-six weeks ended June 29, 2025 included a benefit for recognition of certain COVID-19 government subsidies, resulting in 50 basis points of contraction for the twenty-six weeks ended June 28, 2026.
SG&A expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Selling, general and administrative expense	$83,831	$89,798	$171,130	$184,419
Percentage of revenue	18.9%	22.7%	20.3%	24.1%
Total Company SG&A expense declined by 6.6%, or $6.0 million, for the thirteen weeks ended June 28, 2026, and declined by 7.2%, or $13.3 million, for the twenty-six weeks ended June 28, 2026, compared to the same periods in the prior year. Cost management actions have enhanced the efficiency of our cost structure and position us to deliver stronger profitability as industry demand rebounds.
Depreciation and amortization

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Depreciation and amortization (exclusive of depreciation included in cost of services)	$5,887	$6,507	$11,798	$12,351
Percentage of revenue	1.4%	1.5%	1.4%	1.6%
Depreciation and amortization decreased for the thirteen and twenty-six weeks ended June 28, 2026, compared to the same periods in the prior year, primarily due to certain assets becoming fully depreciated during 2025.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loss on assets held-for-sale

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Loss on assets held-for-sale	$3,026	$—	$3,026	$—
Our Tacoma headquarters office building and related assets (the “disposal group”), with an initial carrying value of $11.8 million, have been classified as held-for-sale since all criteria were met, and continue to be as of June 28, 2026. While we remain under contract with the prospective buyer, the delay is due to circumstances beyond our control, and we continue to actively market and pursue alternative options for completion of a sale within a reasonable timeframe.
During the thirteen weeks ended June 28, 2026, we updated our estimate of fair value less costs to sell to $8.7 million based on recent comparable market transactions, resulting in a non-cash loss on assets held-for-sale of $3.0 million during the thirteen weeks and twenty-six weeks ended June 28, 2026, which is included in loss on assets held-for-sale on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Goodwill and intangible asset impairment charge

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands)	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Goodwill and intangible asset impairment charge	$—	$200	$3,656	$200
We performed an interim impairment test as of the last day of our fiscal first quarter of 2026. As a result of this impairment test, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, for the twenty-six weeks ended June 28, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in the weighted average cost of capital selected, and a decline in the market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of June 28, 2026 was $13.7 million. See Note 6: Goodwill and Intangible Assets to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Income tax expense

	Thirteen weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	Jun 29, 2025	Jun 28, 2026	Jun 29, 2025
Loss before tax expense	$(2,482)	$(38)	$(21,701)	$(13,968)
Income tax expense	$887	$122	$1,463	$540
Effective income tax rate	(35.7)%	(321.1)%	(6.7)%	(3.9)%
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
For the twenty-six weeks ended June 28, 2026, our income tax expense is related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. Our conclusions to maintain a valuation allowance were driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2026, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate performance based on segment revenue and segment profit (loss). Segment revenue is net of intercompany eliminations. Segment profit (loss) includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit (loss) excludes loss on assets held-for-sale, goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing. See Note 13: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit (loss) to loss before tax expense.
Segment profit (loss) should not be considered a measure of financial performance in isolation or as an alternative to net loss on the Consolidated Statements of Operations and Comprehensive Income (Loss) calculated in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue
Revenue from services	$262,310		$213,226		$487,363		$402,531
Cost of services	206,504	78.7%	158,267	74.2%	384,584	78.9%	294,790	73.2%
Selling, general and administrative expense	47,245	18.0%	53,429	25.1%	97,520	20.0%	109,185	27.1%
Segment profit (loss)	$8,561	3.3%	$1,530	0.7%	$5,259	1.1%	$(1,444)	(0.3)%
PeopleReady segment profit grew $7.0 million and $6.7 million for the thirteen and twenty-six weeks ended June 28, 2026, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Growth was primarily due to continued revenue growth within our skilled businesses, specifically the energy industry. Cost management actions have also resulted in a more efficient cost structure and improved our operating leverage as revenue increased. The improvement was partially offset by higher workers’ compensation costs driven by less favorable workers’ compensation reserve adjustments.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue
Revenue from services	$133,839		$133,895		$261,096		$269,427
Cost of services	113,456	84.8%	113,065	84.4%	221,960	85.0%	228,368	84.8%
Selling, general and administrative expense	15,425	11.5%	16,729	12.5%	30,924	11.9%	34,064	12.6%
Segment profit	$4,958	3.7%	$4,101	3.1%	$8,212	3.1%	$6,995	2.6%
PeopleManagement segment profit grew $0.9 million and $1.2 million for the thirteen and twenty-six weeks ended June 28, 2026, and also improved as a percentage of revenue, compared to the same periods in the prior year, respectively. Growth was primarily driven by a reduction in SG&A expense, which was the result of disciplined cost management actions to streamline our organizational structure and improve efficiency.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions segment performance was as follows:

	Thirteen weeks ended				Twenty-six weeks ended
(in thousands, except percentages)	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue	Jun 28, 2026	% of revenue	Jun 29, 2025	% of revenue
Revenue from services	$46,852		$49,178		$93,108		$94,595
Cost of services	30,495	65.1%	33,469	68.0%	62,450	67.1%	64,486	68.2%
Selling, general and administrative expense	11,529	24.6%	13,175	26.8%	23,167	24.9%	25,623	27.1%
Segment profit	$4,828	10.3%	$2,534	5.2%	$7,491	8.0%	$4,486	4.7%
PeopleSolutions segment profit grew $2.3 million and $3.0 million for the thirteen and twenty-six weeks ended June 28, 2026, and also grew as a percentage of revenue, compared to the same periods in the prior year, respectively. Growth was primarily driven by cost management actions to deliver efficiency and improve profitability.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. Our Amended Revolving Credit Facility provides for a revolving line of credit of up to $175.0 million, with an option to increase the amount by $150.0 million, subject to lender approval. As of June 28, 2026, we had $23.3 million in cash and cash equivalents and $82.4 million debt outstanding. Under the Amended Revolving Credit Facility, $11.3 million was utilized by outstanding standby letters of credit. As of June 28, 2026, our borrowing base was $150.0 million, leaving $56.2 million unused on our borrowing base.
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
Total collateral commitments decreased $20.4 million during the twenty-six-week period ended June 28, 2026, primarily due to the use of collateral to satisfy workers’ compensation claims, as well as a decrease in collateral levels required by our insurance carriers, consistent with the $10.8 million decrease in workers’ compensation claims reserve. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs and actively control costs with our network of service providers. These actions have had a positive impact creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our prior year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accident rates, we expect diminishing favorable adjustments to our workers' compensation liabilities going forward.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides an analysis of changes in our workers’ compensation claims reserves:

(in thousands)	Jun 28, 2026	Dec 28, 2025
Beginning balance	$96,744	$139,792
Self-insurance reserve expenses related to current year, net	18,703	34,917
Cash payments related to current year claims	(2,538)	(12,557)
Cash payments related to claims from prior years	(21,935)	(32,727)
Changes to prior years’ self-insurance reserve, net	(1,435)	(19,574)
Amortization of prior years’ discount (1)	1,945	(123)
Net change in excess claims reserve (2)	(5,511)	(12,984)
Ending balance	85,973	96,744
Less current portion	23,114	24,193
Long-term portion	$62,859	$72,551
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
A summary of our cash flows for each period are as follows:

	Twenty-six weeks ended
(in thousands)	Jun 28, 2026	Jun 29, 2025
Net cash used in operating activities	$(30,357)	$(33,909)
Net cash provided by (used in) investing activities	10,084	(19,791)
Net cash provided by financing activities	15,676	45,118
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(443)	(70)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(5,040)	$(8,652)
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
Net cash used by accounts receivable during the twenty-six weeks ended June 28, 2026 was primarily due to an increase in revenue coupled with an increase in days sales outstanding of approximately two days compared to the fiscal fourth quarter of 2025, both reflecting shifts in revenue and corresponding receivables mix toward clients with longer payment terms. In addition, our workers’ compensation claims reserve for estimated claims decreased over the period, driven by prior-year claim payments.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from investing activities
Investing cash flows consist of capital expenditures, business acquisitions, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Net cash provided by investing activities during the twenty-six weeks ended June 28, 2026 was primarily due to maturities of restricted investments, which were only partially reinvested due to lower workers’ compensation collateral requirements. Cash provided was partially offset by capital expenditures including continued investments to upgrade our PeopleReady on-demand technology platform.
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
Net cash provided by financing activities during the twenty-six weeks ended June 28, 2026 was due to draws on our Amended Revolving Credit Facility, primarily to finance working capital needs as revenue increased. While we did not execute share repurchases during the twenty-six weeks ended June 28, 2026, $33.5 million remains available for repurchase under existing authorizations as of June 28, 2026.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. The following has been updated to reflect changes made during the twenty-six weeks ended June 28, 2026.
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
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below that (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of June 28, 2026 were Centerline, PeopleScout, and HSP.
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

Page - 32

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interim impairment test
During the fiscal first quarter of 2026, the sustained decrease in share price and resulting decrease in market capitalization, as well as downward revisions to future revenue and profitability projections related to the HSP reporting unit due to reductions in government funding that has impacted certain HSP clients, resulted in management determining that a triggering event occurred for the HSP reporting unit. Therefore, we performed an interim goodwill impairment test for this reporting unit as of the last day of our fiscal first quarter of 2026. The weighted average cost of capital used in our most recent impairment test was 16.5%, which was risk-adjusted to reflect the specific risk profile of the HSP reporting unit.
Based on our interim impairment test as of the last day of our fiscal first quarter of 2026, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the twenty-six weeks ended June 28, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in the weighted average cost of capital selected, and a decline in market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of June 28, 2026 was $13.7 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.
Annual impairment test
We performed our annual impairment test for goodwill as of the first day of the fiscal second quarter of 2026 for all reporting units with remaining goodwill, including HSP. Based on our assessment of qualitative factors, we concluded it was more likely than not that the fair value of each reporting unit exceeded its carrying value, and the goodwill associated with each reporting unit was not impaired. As such, it was not necessary to perform a quantitative impairment analysis.
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
The quantitative impairment test, if necessary, utilizes the relief from royalty method to determine the fair value of each of our trademarks. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including forecasted future revenue, royalty rates and appropriate discount rates. We performed our annual impairment test for indefinite-lived intangible assets as of the first day of our fiscal second quarter of 2026. Based on our quantitative assessment, we concluded that the fair value of each trademark was in excess of its carrying amount as of June 28, 2026, and therefore did not result in an impairment.
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

Page - 33

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
During the fiscal second quarter of 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of June 28, 2026.
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
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors set forth in Part I, Item 1A of our Annual Report filed on Form 10-K for the year ended December 28, 2025. With the exception of the risk factors noted below, which update the specific risk factors in our Annual Report filed on Form 10-K for the year ended December 28, 2025, there have been no material changes from the risk factors previously disclosed therein.
Investing in our securities involves risk. In addition to the updated risk factors below and all other information set forth in this Quarterly Report on Form 10-Q, the risk factors described in Part I, Item 1A of our Annual Report filed on Form 10-K for the year ended December 28, 2025 should be considered in evaluating our future prospects. If any of the events described herein or therein occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
Some provisions of our articles of incorporation, our bylaws and Washington law include terms and conditions that could discourage a takeover or other transactions that shareholders may consider favorable.
Our articles of incorporation and bylaws contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company, including:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of our Board of Directors (the “Board”) to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death, or removal of a director in certain circumstances;
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
In the past, in response to unsolicited offers to the Company, the Board has adopted a Shareholder Rights Plan, and may do so again if faced with similar circumstances inconsistent with the best interests of our shareholders. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions in our articles of incorporation, our bylaws and Washington law may also have the effect of delaying or preventing a change of control of the Company, even if this change of control would benefit our shareholders.
Unsolicited acquisition proposals and attempts to acquire control of the Company could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We have been, and may continue to be, subject to unsolicited acquisition proposals, tender offers, or proxy contests to gain control of the Company, which could result in substantial costs to the Company and divert management’s and our Board’s attention and resources from our business. Such events could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, clients or suppliers, and make it more difficult to attract and retain qualified personnel. We have been, and may continue to be, required to incur significant fees and other expenses in responding to these events, including for required regulatory responses and third-party advisors. We also may be subjected to shareholder litigation in connection with these events. Our stock price could be subject to significant fluctuations or otherwise be adversely affected by speculative market perceptions about these events, risks and uncertainties.

Page - 35

For example, we have received unsolicited proposals to buy all or a portion of the Company. After a careful review of these proposals, including consultation with the Company’s independent financial and legal advisors regarding the Company’s business strategy, historic, current and future valuation, and potential alternative opportunities, they have been unanimously rejected by our Board, as they failed to maximize value for, and were not in the best interests of, the Company’s shareholders.
Actions of activist shareholders could cause us to incur substantial costs, divert management’s attention and resources, disrupt our business and impact the trading value of our securities.
We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders or others who disagree with the composition of the Board, our strategy or the way the Company is managed have sought and may again seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities.
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
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended June 28, 2026.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (1)
03/30/2026 through 04/26/2026	—	$—	—	$33.5 million
04/27/2026 through 05/24/2026	—	$—	—	$33.5 million
05/25/2026 through 06/28/2026	147	$6.76	—	$33.5 million
Total	147	$6.76	—
(1)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of June 28, 2026, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal second quarter of 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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
			8-K	001-14543	05/14/2025

10.1	First Amendment to Rights Agreement, dated as of May 6, 2026, by and between the Company and Computershare Trust Company, N.A., as rights agent.		8-K	001-14543	05/06/2026

10.2*	2016 Omnibus Incentive Plan, as amended and restated, effective May 11, 2026.	X

31.1	Certification of Taryn R. Owen, Chief Executive Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Carl R. Schweihs, Chief Financial Officer of TrueBlue, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

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

TrueBlue, Inc.

	/s/ Taryn R. Owen	8/4/2026
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	8/4/2026
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Brian Capone	8/4/2026
	Signature	Date
By:	Brian Capone, Chief Accounting Officer, Senior Vice President

Page - 38