Form 10-Q
period 2026-09-27
TrueBlue, Inc.
filed 2026-11-04
CIK 768899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2026, there were 30,484,377 shares of the registrant’s common stock outstanding.

TrueBlue, Inc.

Page - 2

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (unaudited)
TRUEBLUE, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value and share count data)	September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$19,767	$24,510
Accounts receivable, net of allowance of $1,284 and $2,190, respectively	326,935	241,233
Prepaid expenses and other current assets	26,654	30,987
Income tax receivable	1,205	879
Total current assets	374,561	297,609
Property and equipment, net	62,500	73,117
Restricted cash, cash equivalents and investments	115,405	136,588
Deferred income taxes, net	1,225	1,338
Goodwill	39,040	42,496
Intangible assets, net	16,131	18,095
Operating lease right-of-use assets, net	30,755	34,045
Workers’ compensation claims receivable, net	18,942	25,659
Other assets, net	12,616	9,720
Total assets	$671,175	$638,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$42,561	$36,111
Accrued wages and benefits	79,937	61,736
Income tax payable	868	1,038
Current portion of workers’ compensation claims reserve	23,629	24,193
Current operating lease liabilities	11,246	11,206
Other current liabilities	2,421	4,249
Total current liabilities	160,662	138,533
Workers’ compensation claims reserve, less current portion	60,077	72,551
Long-term debt	102,300	65,800
Long-term deferred compensation liabilities	38,368	39,531
Long-term operating lease liabilities	42,502	46,796
Other long-term liabilities	662	899
Total liabilities	404,571	364,110

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.131 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 30,457,141 and 29,986,762 shares issued and outstanding	1	1
Accumulated other comprehensive loss	(21,710)	(21,647)
Retained earnings	288,313	296,203
Total shareholders’ equity	266,604	274,557
Total liabilities and shareholders’ equity	$671,175	$638,667
See accompanying notes to consolidated financial statements

Page - 3

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue from services	$520,737	$431,266	$1,362,304	$1,197,819
Cost of services	413,740	333,374	1,084,706	920,021
Gross profit	106,997	97,892	277,598	277,798
Selling, general and administrative expense	89,082	91,728	260,212	276,147
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,922	6,310	17,720	18,661
Loss on assets held-for-sale	—	—	3,026	—
Goodwill and intangible asset impairment charge	—	—	3,656	200
Income (loss) from operations	11,993	(146)	(7,016)	(17,210)
Interest and other income (expense), net	(1,719)	(1,059)	(4,411)	2,037
Income (loss) before tax expense	10,274	(1,205)	(11,427)	(15,173)
Income tax expense	1,029	711	2,492	1,251
Net income (loss)	$9,245	$(1,916)	$(13,919)	$(16,424)

Net income (loss) per common share:
Basic	$0.30	$(0.06)	$(0.46)	$(0.55)
Diluted	$0.28	$(0.06)	$(0.46)	$(0.55)

Weighted average shares outstanding:
Basic	30,439	29,896	30,333	29,817
Diluted	32,632	29,896	30,333	29,817

Other comprehensive income (loss):
Foreign currency translation adjustment	$85	$(220)	$(63)	$386
Comprehensive income (loss)	$9,330	$(2,136)	$(13,982)	$(16,038)
See accompanying notes to consolidated financial statements

Page - 4

TRUEBLUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Thirty-nine weeks ended
(in thousands)	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net loss	$(13,919)	$(16,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (inclusive of depreciation included in cost of services)	20,478	21,657
Non-cash loss on assets held-for-sale	3,026	—
Goodwill and intangible asset impairment charge	3,656	200
Provision for credit losses	1,002	1,119
Stock-based compensation	6,479	5,629
Deferred income taxes	218	(356)
Non-cash lease expense	7,815	8,291
Other operating activities	(4,401)	(3,643)
Changes in operating assets and liabilities:
Accounts receivable	(86,703)	(24,411)
Income taxes receivable and payable	(505)	3,151
Other assets	6,322	5,233
Accounts payable and other accrued expenses	7,045	(7,693)
Accrued wages and benefits	18,201	(4,355)
Workers’ compensation claims reserve	(13,038)	(36,898)
Operating lease liabilities	(8,748)	(8,614)
Other liabilities	(3,335)	3,440
Net cash used in operating activities	(56,407)	(53,674)
Cash flows from investing activities:
Capital expenditures	(8,408)	(12,552)
Acquisition of business, net of cash acquired	—	(30,181)
Proceeds from business divestiture, net	—	400
Payments for company-owned life insurance	—	(2)
Proceeds from company-owned life insurance	832	—
Purchases of restricted held-to-maturity investments	(13,115)	(3,935)
Sales and maturities of restricted held-to-maturity investments	36,287	30,178
Other	8	—
Net cash provided by (used in) investing activities	15,604	(16,092)
Cash flows from financing activities:
Net proceeds from employee stock purchase plans	207	363
Common stock repurchases for taxes upon vesting of restricted stock	(657)	(973)
Net change in revolving credit facility	36,500	60,600
Other	(505)	(401)
Net cash provided by financing activities	35,545	59,589
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(500)	(134)
Net change in cash, cash equivalents and restricted cash and cash equivalents	(5,758)	(10,311)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	44,020	61,100
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$38,262	$50,789

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,496	$2,854
Income taxes, net of refunds	$2,545	$(1,503)
Operating lease liabilities	$10,894	$10,653
Non-cash transactions:
Property and equipment purchased but not yet paid	$260	$718
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,797	$7,967
See accompanying notes to consolidated financial statements

Page - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial statement preparation
The accompanying unaudited consolidated financial statements (“financial statements”) of TrueBlue, Inc. (the “Company,” “TrueBlue,” “we,” “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the financial statements for the interim periods presented. We follow the same accounting policies for preparing both quarterly and annual financial statements.
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirty-nine weeks ended September 27, 2026 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.
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
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in the industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, a sale or disposition of a significant portion of a reporting unit, or a sustained decrease in stock price. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of September 27, 2026 were Centerline, PeopleScout, and Healthcare Staffing Professionals (“HSP”).
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
The quantitative impairment test, if necessary, utilizes the relief-from-royalty method to determine the fair value of each of our trademarks. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including forecasted future revenue, royalty rates and appropriate discount rates.
Refer to Note 6: Goodwill and Intangible Assets for additional details on the results of the interim impairment test and impairment charge, annual impairment test, valuation methodologies, and inputs used in the fair value measurements.
Recently adopted accounting standards
There were no new accounting standards adopted during the thirty-nine weeks ended September 27, 2026 that had a material impact on our financial statements.
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
Internal-use software
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU eliminates references to project stages and instead requires an entity to start capitalizing software costs once both of the following criteria have been met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended function. This ASU is effective for fiscal years beginning after December 15, 2027 (fiscal 2028 for TrueBlue) and interim reporting periods within those annual reporting periods (fiscal Q1 2028 for TrueBlue). The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on our financial statements.

Page - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Interim reporting
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) - Narrow-Scope Improvements.” This ASU clarifies interim disclosure requirements, provides a comprehensive list of interim disclosure requirements within Topic 270, and introduces a disclosure principle to help entities determine which events since the end of the last annual reporting period are material for disclosure. This ASU does not change the fundamental nature of interim reporting or expand or reduce existing interim disclosure requirements. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (fiscal Q1 2028 for TrueBlue). The guidance can be applied on a prospective basis, or a retrospective basis for all or any prior periods, and early adoption is permitted. We are currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on our financial statements.
Government assistance
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028 (fiscal 2029 for TrueBlue) and interim periods within those annual periods (fiscal Q1 2029 for TrueBlue). The guidance can be applied on a modified prospective, modified retrospective, or retrospective basis; early adoption is permitted. We are currently evaluating the impact of this ASU on our financial statements and related disclosures.
NOTE 2:    ACQUISITION
Effective January 31, 2025, we acquired all of the outstanding equity interests of Healthcare Staffing Professionals, Inc., a long-term staffing and permanent hiring solutions provider, primarily focused on healthcare positions in the U.S. This acquisition allows us to expand revenue in the healthcare end-market while also diversifying our business.
Under the terms of the share purchase agreement, the base purchase price of $42.0 million was adjusted for estimated unpaid pre-close liabilities of the selling shareholders, cash acquired and estimated excess working capital. The purchase price allocated to acquired assets and liabilities was cash consideration of $35.2 million. As part of the share purchase agreement, certain Healthcare Staffing Professionals, Inc. employees can earn up to an additional $14.0 million based on the financial performance of the business over the first two years after acquisition, which we have concluded would be treated as compensation expense. We have not recorded any contingent compensation expense associated with this acquisition, since, as of September 27, 2026 we do not anticipate that this contingent compensation will be earned. Any amounts probable of being paid out under the agreement would be expensed over the required service period. We incurred acquisition-related costs of $0.8 million for the thirty-nine weeks ended September 28, 2025, which are included in selling, general and administrative (“SG&A”) expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

Page - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Goodwill represents the expected synergies with our existing businesses, the acquired assembled workforce, potential new clients and future cash flows after the acquisition of Healthcare Staffing Professionals, Inc., and is deductible for income tax purposes. We performed an interim goodwill impairment test associated with our HSP reporting unit as of the last day of our fiscal first quarter of 2026, which resulted in an impairment charge of $3.7 million. Goodwill remaining for the HSP reporting unit as of September 27, 2026 is $13.7 million. Refer to Note 6: Goodwill and Intangible Assets for additional details.
Intangible assets include identifiable intangible assets for customer relationships and trade names/trademarks. We estimated the fair value of the acquired identifiable intangible assets, which are subject to straight-line amortization, using an income approach. These fair value measurements were based on Level 3 inputs under the fair value hierarchy.
The following table sets forth the components of identifiable intangible assets acquired, including immaterial measurement period adjustments, as of January 31, 2025:

(in thousands, except percentages and estimated useful lives, in years)	Estimated fair value	Estimated useful life in years	Valuation method	Discount rate
Customer relationships	$14,300	6	Multi-period excess earnings	17.0%
Trade names/trademarks	650	7	Relief-from-royalty	17.0%
Total acquired identifiable intangible assets	$14,950
The acquired assets and assumed liabilities of Healthcare Staffing Professionals, Inc. are included on our Consolidated Balance Sheets as of September 27, 2026 and December 28, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2026 and for the period from February 1, 2025 to September 28, 2025. The amount of revenue for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $35.7 million and $41.9 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. The amount of income (loss) from operations for Healthcare Staffing Professionals, Inc. included on our Consolidated Statements of Operations and Comprehensive Income (Loss) was $(2.4) million and $1.1 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively. Loss from operations includes a non-cash goodwill impairment charge of $3.7 million for the thirty-nine weeks ended September 27, 2026. Refer to Note 6: Goodwill and Intangible Assets for additional details. Healthcare Staffing Professionals, Inc. results have been combined with our historical PeopleScout segment, which was renamed PeopleSolutions in fiscal 2025. We concluded the acquisition of Healthcare Staffing Professionals, Inc. was not material to our consolidated results of operations and, as such, pro forma financial information was not required.

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
Assets measured at fair value on a recurring basis
Our assets measured at fair value on a recurring basis consisted of the following:

	September 27, 2026
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$19,767	$19,767	$—	$—
Restricted cash and cash equivalents	18,495	18,495	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$38,262	$38,262	$—	$—

Municipal debt securities	$1,750	$—	$1,750	$—
Corporate debt securities	24,977	—	24,977	—
Agency mortgage-backed securities	3,568	—	3,568	—
U.S. government and agency securities	17,128	—	17,128	—
Restricted investments classified as held-to-maturity (2)	$47,423	$—	$47,423	$—

	December 28, 2025
(in thousands)	Total fair value	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash and cash equivalents	$24,510	$24,510	$—	$—
Restricted cash and cash equivalents	19,510	19,510	—	—
Cash, cash equivalents and restricted cash and cash equivalents (1)	$44,020	$44,020	$—	$—

Municipal debt securities	$7,836	$—	$7,836	$—
Corporate debt securities	50,334	—	50,334	—
Agency mortgage-backed securities	4,873	—	4,873	—
U.S. government and agency securities	7,973	—	7,973	—
Restricted investments classified as held-to-maturity (2)	$71,016	$—	$71,016	$—
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
Assets held-for-sale
As of September 27, 2026, all criteria for classifying our Tacoma headquarters office building and related assets (the “disposal group”) as held-for-sale were met. During fiscal 2026, the fair value of the disposal group was estimated using a market approach, based on the sales comparison approach, which reflects pricing observed in recent market transactions for similar office properties, adjusted for property-specific factors. Because certain inputs to this valuation are not observable in active markets, the measurement is classified within Level 3 of the fair value hierarchy. Refer to Note 5: Supplemental Balance Sheet Information for additional details on our assets held-for-sale.

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
NOTE 4:    RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENTS
The following is a summary of the carrying value of our restricted cash, cash equivalents and investments:

(in thousands)	September 27, 2026	December 28, 2025
Cash collateral held by insurance carriers	$7,692	$7,681
Cash and cash equivalents held in Trust	9,155	11,424
Investments held in Trust	47,685	70,601
Company-owned life insurance policies	49,225	46,477
Other restricted cash and cash equivalents	1,648	405
Total restricted cash, cash equivalents and investments	$115,405	$136,588
Held-to-maturity
Restricted cash, cash equivalents and investments include collateral that has been provided or pledged to insurance carriers for workers’ compensation and state workers’ compensation programs. Our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation. The collateral typically takes the form of cash and cash equivalents and highly rated investment-grade securities, primarily in debt and asset-backed securities. The majority of our collateral obligations are held in a trust at the Bank of New York Mellon (“Trust”).
The amortized cost and estimated fair value of each of our held-to-maturity investments held in Trust, aggregated by investment category as of September 27, 2026 and December 28, 2025, were as follows:

	September 27, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$1,750	$—	$—	$1,750
Corporate debt securities	25,165	31	(219)	24,977
Agency mortgage-backed securities	3,577	4	(13)	3,568
U.S. government and agency securities	17,193	—	(65)	17,128
Total held-to-maturity investments	$47,685	$35	$(297)	$47,423

	December 28, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Municipal debt securities	$7,840	$1	$(5)	$7,836
Corporate debt securities	49,967	519	(152)	50,334
Agency mortgage-backed securities	4,815	58	—	4,873
U.S. government and agency securities	7,979	1	(7)	7,973
Total held-to-maturity investments	$70,601	$579	$(164)	$71,016

Page - 11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The amortized cost and fair value by contractual maturity of our held-to-maturity investments are as follows:

	September 27, 2026
(in thousands)	Amortized cost	Fair value
Due in one year or less	$30,367	$30,296
Due after one year through five years	17,318	17,127
Total held-to-maturity investments	$47,685	$47,423
Actual maturities may differ from contractual maturities because the issuers of certain debt securities have the right to call or prepay their obligations without penalty. We have no significant concentrations of counterparties in our held-to-maturity investment portfolio.
Company-owned life insurance policies
We hold company-owned life insurance policies to support our deferred compensation liability. Unrealized gains and losses related to investments still held at September 27, 2026 and September 28, 2025, which are included in SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Unrealized gain, net	$579	$2,176	$2,970	$3,617
NOTE 5:    SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts receivable allowance for credit losses
The activity related to the accounts receivable allowance for credit losses was as follows:

	Thirty-nine weeks ended
(in thousands)	September 27, 2026	September 28, 2025
Beginning balance	$2,190	$1,009
Current period provision	1,002	1,119
Write-offs	(1,908)	(1,055)
Foreign currency translation	—	—
Ending balance	$1,284	$1,073
Prepaid expenses and other current assets
The balance of prepaid expenses and other current assets was made up of the following:

(in thousands)	September 27, 2026	December 28, 2025
Prepaid software agreements	$8,718	$6,997
Other prepaid expenses	4,080	7,484
Assets held-for-sale	8,733	11,759
Other current assets	5,123	4,747
Prepaid expenses and other current assets	$26,654	$30,987

Page - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets held-for-sale
The disposal group was classified as held-for-sale when all criteria were met and continues to be classified as held-for-sale as of September 27, 2026. We continue to actively market the building as we pursue options for completion of a sale within a reasonable timeframe. We have not altered our plan to sell the disposal group.
During fiscal 2026, we updated our estimate of fair value less costs to sell based on recent comparable market transactions. This assessment resulted in a revised estimated fair value less costs to sell of $8.7 million, compared to the carrying value of $11.8 million. As a result, we recognized a non-cash loss of $3.0 million during the thirty-nine weeks ended September 27, 2026, which is included in our Consolidated Statements of Operations and Comprehensive Income (Loss).
NOTE 6:    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table reflects changes in the carrying amount of goodwill during the period by reportable segment:

(in thousands)		PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Balance at	December 28, 2025
Goodwill before impairment		$105,284	$81,092	$159,647	$346,023
Accumulated impairment charge		(105,284)	(79,601)	(118,642)	(303,527)
Goodwill		—	1,491	41,005	42,496

Impairment charge		—	—	(3,656)	(3,656)
Foreign currency translation		—	—	200	200

Balance at	September 27, 2026
Goodwill before impairment		105,284	81,092	159,847	346,223
Accumulated impairment charge		(105,284)	(79,601)	(122,298)	(307,183)
Goodwill		$—	$1,491	$37,549	$39,040
Interim impairment test
During the fiscal first quarter of 2026, the sustained decrease in share price and resulting decrease in market capitalization, as well as downward revisions to future revenue and profitability projections related to the HSP reporting unit due to reductions in government funding that have impacted certain HSP clients, resulted in management determining that a triggering event occurred for the HSP reporting unit. Therefore, we performed an interim goodwill impairment test for this reporting unit as of the last day of our fiscal first quarter of 2026. The fair value of the reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to the reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test was 16.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting unit. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation and amortization. In our most recent interim impairment test associated with our HSP reporting unit, the market multiples were based on revenue. The income and market approaches were equally weighted in our most recent interim impairment test.
Based on our interim impairment test as of the last day of our fiscal first quarter of 2026, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which is included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in the weighted average cost of capital selected, and a decline in market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of September 27, 2026 was $13.7 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.

Page - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Additionally, following performance of the annual impairment test, we did not identify any events or circumstances that make it more likely than not that an impairment may have occurred. Accordingly, no further impairment charge was recognized during the thirteen or thirty-nine weeks ended September 27, 2026.
Indefinite-lived intangible assets
We held indefinite-lived trade names/trademarks of $4.6 million and $4.6 million as of September 27, 2026 and December 28, 2025, respectively, related to businesses within our PeopleManagement and PeopleSolutions segments.
We performed our annual impairment test for indefinite-lived intangible assets as of the first day of our fiscal second quarter of 2026. Based on our quantitative assessment, we concluded that the fair value of each trademark was in excess of its carrying amount; therefore no impairment resulted.
Following performance of the annual impairment test, we did not identify any events or conditions that make it more likely than not that an impairment may have occurred. Accordingly, no impairment charge was recognized during the thirteen or thirty-nine weeks ended September 27, 2026.
NOTE 7:    WORKERS' COMPENSATION INSURANCE AND RESERVES
We provide workers’ compensation insurance for our associates and permanent employees. The majority of our current workers’ compensation insurance policies cover claims for a particular event above our $5.0 million deductible limit, on a “per occurrence” basis. This results in our business being substantially self-insured.
Our workers’ compensation reserve for claims below the deductible limit is discounted to its estimated net present value. The discount rates used to estimate net present value are based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the self-insured claims. Payments made against self-insured claims are made over a weighted average period of approximately 4.5 years as of September 27, 2026. The weighted average discount rate was 3.4% and 3.1% at September 27, 2026 and December 28, 2025, respectively.
The following table presents a reconciliation of the undiscounted workers’ compensation reserve to the discounted workers’ compensation reserve for the periods presented:

(in thousands)	September 27, 2026	December 28, 2025
Undiscounted workers’ compensation reserve (1)	$93,107	$107,480
Less discount on workers’ compensation reserve	9,401	10,736
Workers’ compensation reserve, net of discount	83,706	96,744
Less current portion	23,629	24,193
Long-term portion	$60,077	$72,551
(1)Amounts shown are net of discount related to claims above our self-insured limits (“excess claims”).
Payments made against self-insured claims were $34.1 million and $34.4 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
Our workers’ compensation reserve includes estimated expenses related to claims above our self-insured limits (“excess claims”), and we record a corresponding receivable for the insurance coverage on excess claims based on the contractual policy agreements we have with insurance carriers. We discount this reserve and the corresponding receivable to their estimated net present value using the discount rates based on average returns of “risk-free” U.S. Treasury instruments available during the year in which the liability was incurred and the weighted average duration of the payments against the excess claims. The discounted workers’ compensation reserve for excess claims was $19.0 million and $25.7 million as of September 27, 2026 and December 28, 2025, respectively. The discounted receivables from insurance companies, net of valuation allowance, were $18.9 million and $25.7 million as of September 27, 2026 and December 28, 2025, respectively.

Page - 14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Workers’ compensation cost consists primarily of changes in self-insurance reserves net of changes in discount, monopolistic jurisdictions’ premiums, insurance premiums and other miscellaneous expenses. Workers’ compensation cost of $11.1 million and $7.8 million was recorded in cost of services on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended September 27, 2026 and September 28, 2025, respectively, and $32.5 million and $14.3 million for the thirty-nine weeks ended September 27, 2026 and September 28, 2025, respectively.
NOTE 8:    LONG-TERM DEBT
We have a revolving credit agreement under the Amended and Restated Credit Agreement dated February 9, 2024 (the “Revolving Credit Facility”), with Bank of America, N.A., PNC Bank, N.A., HSBC Bank USA, N.A., Wells Fargo Bank, N.A., and KeyBank, N.A. On January 30, 2026, the Revolving Credit Facility was further amended by the Second Amendment to the Amended and Restated Credit Agreement (the “Amended Revolving Credit Facility”), which is set to mature on February 9, 2029. The Amended Revolving Credit Facility provides for a revolving line of credit of up to $175.0 million. We have an option to increase the amount by $150.0 million, subject to lender approval. Included in the Amended Revolving Credit Facility is a $25.0 million sub-limit for swingline loans and a $25.0 million sub-limit for letters of credit.
The maximum amount we can borrow under the Amended Revolving Credit Facility is subject to a borrowing base and minimum excess availability covenant. The borrowing base is determined by eligible receivable accounts as defined in the Amended Revolving Credit Facility, less specific availability reserves. The minimum excess availability covenant is the greater of (a) 12.5% of the lesser of the borrowing base or the total line of credit and (b) $17.5 million. The minimum excess availability covenant will be replaced with a springing fixed charge coverage ratio covenant on the first day of the fiscal fourth quarter of 2026, which will apply when excess availability is below certain thresholds.
The following table presents the balances of the Revolving Credit Facility and Amended Revolving Credit Facility, as applicable:

(in thousands)	September 27, 2026	December 28, 2025
Term SOFR Loans (1)	$82,000	$40,000
Base Rate Loan	—	5,000
Swingline loans	20,300	20,800
Long-term debt	102,300	65,800
Letters of credit	6,235	11,386
Total outstanding	$108,535	$77,186
(1)One-month Term Secured Overnight Financing Rate (“SOFR”) Loans.
As of September 27, 2026, the borrowing base in effect was $175.0 million, leaving $66.5 million of unused borrowing base available.
Under the terms of the Amended Revolving Credit Facility, we have the option to borrow funds under the revolving line of credit as a Term SOFR Loan, for a one-, three- or six-month term, or as a Base Rate Loan, as defined in the Amended Revolving Credit Facility. Under a Term SOFR Loan, we are required to pay a variable rate of interest on funds borrowed based on the Term SOFR Screen Rate two days prior for the equivalent term, plus an adjustment of 0.10%, plus an applicable spread between 1.75% and 3.50%. Under a Base Rate Loan, we are required to pay a variable rate of interest on funds borrowed based on a base rate plus an applicable spread between 0.75% and 2.50%. The base rate is the greater of the one-month Term SOFR Screen Rate two days prior plus 1.00%, the prime rate (as announced by Bank of America), or the federal funds rate plus 0.50%. The applicable spread is determined by the consolidated leverage ratio, as defined in the Amended Revolving Credit Facility. As of September 27, 2026, the outstanding balance under Term SOFR Loans carried an applicable spread on the base rate of 3.50% and a weighted average base rate of 3.85%, resulting in a weighted average interest rate of 7.35%. The Term SOFR Loans were primarily used to fund the acquisition of Healthcare Staffing Professionals, Inc. in the fiscal first quarter of 2025, and to support working capital requirements as revenue increased.
Under a swingline loan, we are required to pay a variable rate of interest on funds borrowed based on the base rate plus an applicable spread between 0.75% and 2.50%, as described above. As of September 27, 2026, the applicable spread on the base rate was 2.50% and the base rate was 7.00%, resulting in an interest rate of 9.50%.

Page - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A commitment fee between 0.35% and 0.50% is applied against the Amended Revolving Credit Facility’s unused borrowing base, with the specific rate determined by the consolidated leverage ratio, as defined in the Amended Revolving Credit Facility. Letters of credit are priced at a margin between 1.50% and 3.25%, with the specific rate determined by the consolidated leverage ratio, plus a fronting fee of 0.25%.
Obligations under the Amended Revolving Credit Facility are guaranteed by TrueBlue and its material U.S. subsidiaries, and are secured by substantially all of the assets of TrueBlue and its material U.S. subsidiaries. The Amended Revolving Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including, among others, financial covenants.
As of September 27, 2026, we were in compliance with all the requirements of the Amended Revolving Credit Facility.
NOTE 9:    COMMITMENTS AND CONTINGENCIES
Workers’ compensation commitments
We have provided our insurance carriers and certain states with commitments in the forms and amounts listed below:

(in thousands)	September 27, 2026	December 28, 2025
Cash collateral held by workers’ compensation insurance carriers	$3,387	$3,376
Cash and cash equivalents held in Trust	9,155	11,424
Investments held in Trust	47,685	70,601
Letters of credit (1)	3,150	3,385
Surety bonds (2)	20,888	21,116
Total collateral commitments	$84,265	$109,902
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
Legal contingencies and developments
We are involved in various proceedings arising in the normal course of conducting business. We believe the liabilities included in our financial statements reflect the probable loss that can be reasonably estimated and are immaterial. We also believe that the aggregate range of reasonably possible losses for the Company’s exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that, despite our current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material effect on the Company’s financial condition, results of operations or cash flows.

Page - 16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10:    SHAREHOLDERS' EQUITY
Changes in the balance of each component of shareholders’ equity during the reporting periods were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025

Common stock shares
Beginning balance	30,444	29,892	29,987	29,588
Net issuance under equity plans	13	33	470	337
Ending balance	30,457	29,925	30,457	29,925
Common stock amount
Beginning balance	$1	$1	$1	$1
Current period activity	—	—	—	—
Ending balance	1	1	1	1
Retained earnings
Beginning balance	276,460	326,778	296,203	337,551
Net income (loss)	9,245	(1,916)	(13,919)	(16,424)
Net issuance under equity plans	(25)	75	(450)	(611)
Stock-based compensation	2,633	1,208	6,479	5,629
Ending balance	288,313	326,145	288,313	326,145
Accumulated other comprehensive loss
Beginning balance, net of tax	(21,795)	(21,587)	(21,647)	(22,193)
Foreign currency translation adjustment	85	(220)	(63)	386
Ending balance, net of tax	(21,710)	(21,807)	(21,710)	(21,807)
Total shareholders’ equity ending balance	$266,604	$304,339	$266,604	$304,339
NOTE 11:    INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for any discrete items that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate and, if our estimated tax rate changes, we make a cumulative adjustment. Our quarterly tax provision and quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full-year pre-tax income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
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
During the thirty-nine weeks ended September 27, 2026, we performed our deferred tax asset realizability assessments and, as a result, we maintained a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Our conclusion was driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2026, combined with the non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.

Page - 17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our effective income tax rate for the thirty-nine weeks ended September 27, 2026 was (21.8)%. The difference between the statutory federal income tax rate of 21.0% and our effective tax rate was primarily due to the valuation allowance against our U.S. federal, state and certain foreign deferred tax assets.
NOTE 12:    NET INCOME (LOSS) PER SHARE
Diluted common shares were calculated as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except per share data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$9,245	$(1,916)	$(13,919)	$(16,424)

Weighted average number of common shares used in basic net income (loss) per common share	30,439	29,896	30,333	29,817
Dilutive effect of non-vested stock-based awards	2,193	—	—	—
Weighted average number of common shares used in diluted net income (loss) per common share	32,632	29,896	30,333	29,817

Net income (loss) per common share:
Basic	$0.30	$(0.06)	$(0.46)	$(0.55)
Diluted	$0.28	$(0.06)	$(0.46)	$(0.55)

Anti-dilutive shares	109	1,889	3,205	1,780
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
We evaluate performance based on segment revenue and segment profit. Segment revenue is net of intercompany eliminations. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes loss on assets held-for-sale, goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing.
The following tables present our revenue from services by segment, with a reconciliation to total Company revenue. The tables also present significant segment expense categories regularly provided to the chief operating decision-maker (“CODM”), our Chief Executive Officer, and included in the calculation of segment profit. Cost of services and SG&A expense for the individual segments, as presented in the tables below, exclude certain costs and benefits that are also excluded from the calculation of segment profit. Lastly, the tables include a reconciliation of segment profit to income (loss) before tax expense.

Page - 18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Thirteen weeks ended
	September 27, 2026
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$337,966	$135,362	$47,409	$520,737
Cost of services	267,649	114,020	31,191
Selling, general and administrative expense	50,225	15,382	11,719
Segment profit	$20,092	$5,960	$4,499	$30,551
Corporate unallocated expense				(9,802)
Amortization of software-as-a-service assets				(1,245)
Workforce reduction costs				(422)
Other costs, net				(291)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(6,798)
Income from operations				11,993
Interest and other income (expense), net				(1,719)
Income before tax expense				$10,274

	Thirteen weeks ended
	September 28, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$251,436	$132,863	$46,967	$431,266
Cost of services	190,397	112,007	29,782
Selling, general and administrative expense	52,940	16,304	13,000
Segment profit	$8,099	$4,552	$4,185	$16,836
Corporate unallocated expense				(6,194)
Third-party processing fees for hiring tax credits				(60)
Amortization of software-as-a-service assets				(1,063)
Acquisition/integration costs				(42)
Workforce reduction costs				(527)
Other costs, net				(1,751)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(7,345)
Loss from operations				(146)
Interest and other income (expense), net				(1,059)
Loss before tax expense				$(1,205)

Page - 19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Thirty-nine weeks ended
	September 27, 2026
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$825,329	$396,458	$140,517	$1,362,304
Cost of services	652,233	335,980	93,641
Selling, general and administrative expense	147,745	46,306	34,886
Segment profit	$25,351	$14,172	$11,990	$51,513
Corporate unallocated expense				(22,386)
Third-party processing fees for hiring tax credits				100
Amortization of software-as-a-service assets				(3,763)
Acquisition/integration costs				(26)
Loss on assets held-for-sale				(3,026)
Goodwill and intangible asset impairment charge				(3,656)
Workforce reduction costs				(2,131)
Other costs, net				(3,163)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(20,478)
Loss from operations				(7,016)
Interest and other income (expense), net				(4,411)
Loss before tax expense				$(11,427)

	Thirty-nine weeks ended
	September 28, 2025
(in thousands)	PeopleReady	PeopleManagement	PeopleSolutions	Total Company
Revenue from services	$653,967	$402,290	$141,562	$1,197,819
Cost of services	485,187	340,375	94,268
Selling, general and administrative expense	162,125	50,368	38,623
Segment profit	$6,655	$11,547	$8,671	$26,873
Corporate unallocated expense				(17,508)
Third-party processing fees for hiring tax credits				(90)
Amortization of software-as-a-service assets				(3,192)
Acquisition/integration costs				(905)
Goodwill and intangible asset impairment charge				(200)
COVID-19 government subsidies, net of fees				8,573
Workforce reduction costs				(5,372)
Other costs, net				(3,732)
Depreciation and amortization (inclusive of depreciation included in cost of services)				(21,657)
Loss from operations				(17,210)
Interest and other income (expense), net				2,037
Loss before tax expense				$(15,173)
Asset information by reportable segment is not presented as we do not manage our segments on a balance sheet basis.
Concentrations of client risk
One client represented 21.4% of total Company revenue for the thirteen weeks ended September 27, 2026, primarily within our PeopleReady segment. No single client represented more than 10.0% of total Company revenue for the thirteen weeks ended September 28, 2025.
One client represented 15.2% of total Company revenue for the thirty-nine weeks ended September 27, 2026, primarily within our PeopleReady segment. No single client represented more than 10.0% of total Company revenue for the thirty-nine weeks ended September 28, 2025.

Page - 20

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMMENT ON FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “goal,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied in our forward-looking statements, including the risks and uncertainties described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Risk Factors” (Part II, Item 1A of this Form 10-Q). Except as required by law, we undertake no duty to update or revise publicly any of the forward-looking statements after the date of this report or to conform such statements to actual results or to changes in our expectations, whether because of new information, future events, or otherwise.
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
•PeopleReady provides clients with dependable access to qualified associates for their on-demand, contingent general and skilled labor needs to supplement their permanent workforce across a broad range of industries including construction, transportation, manufacturing, retail, hospitality and energy. PeopleReady connects our clients with individuals looking for on-demand, general temporary and temp-to-hire positions through our vast network of physical branches across all 50 states in the United States (“U.S.”) and Puerto Rico. Augmenting our branch network, our proprietary mobile app, JobStack®, connects people with on-demand work 24 hours a day, seven days a week. PeopleReady also connects skilled tradespeople with temporary work across a wide range of trades, including carpentry, electrical, plumbing, welding and energy installation, through our PeopleReady Skilled Trades and RenewableWorks brands.
•PeopleManagement provides and manages contingent associates at our clients’ facilities through our Staff Management | SMX (“Staff Management”) and SIMOS Insourcing Solutions (“SIMOS”) brands throughout the U.S., Canada and Puerto Rico. Our client engagements include scalable recruiting, screening, hiring and management of the contingent workforce. We deploy dedicated management and service teams that work side-by-side with a client’s full-time workforce and specialize in labor-intensive manufacturing, warehousing and distribution. Our proprietary hiring and workforce management software, Stafftrack®, enables us to recruit and connect the best candidates with on-site assignments. PeopleManagement also provides dedicated and contingent commercial drivers to the transportation and distribution industries through our Centerline Drivers (“Centerline”) brand. Centerline matches drivers to each client’s specific needs, allowing clients to improve productivity, control costs, ensure compliance and deliver improved service.
•PeopleSolutions provides clients with services focusing on professional and specialized talent acquisition, as well as workforce management and compliance, across a wide variety of industries, primarily in the U.S., Canada, the United Kingdom and Australia. PeopleSolutions provides recruitment process outsourcing (“RPO”), managed service provider (“MSP”) solutions, and talent advisory services through our PeopleScout brand. PeopleSolutions also facilitates the placement of skilled healthcare professionals in extended roles with governmental agencies, healthcare systems and educational institutions through our Healthcare Staffing Professionals (“HSP”) brand. HSP streamlines hiring for employers while connecting job seekers with opportunities to grow and advance their careers. Assisting our PeopleSolutions recruiting teams is our proprietary technology platform, Affinix®, which rapidly sources a qualified talent pool and further engages candidates through a seamless digital experience.

Page - 21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fiscal third quarter of 2026 summary
The following results are for the thirteen weeks ended September 27, 2026, compared to the same period in the prior year:
•Total Company revenue grew 20.7% to $520.7 million, compared to $431.3 million.
•Total Company gross profit grew 9.3% to $107.0 million, compared to $97.9 million, while gross profit as a percentage of revenue declined to 20.5%, compared to 22.7%.
•Total Company selling, general and administrative (“SG&A”) expense declined 2.9% to $89.1 million, compared to $91.7 million.
•Income tax expense was $1.0 million, compared to $0.7 million. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets initially established in the fiscal second quarter of 2024.
•The items above resulted in net income of $9.2 million, compared to net loss of $1.9 million.
•As of September 27, 2026, we had cash and cash equivalents of $19.8 million, outstanding debt of $102.3 million, and $66.5 million of borrowing capacity was unused under our revolving credit agreement (“Amended Revolving Credit Facility”), resulting in total liquidity of $86.2 million.

Page - 22

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS
Total Company results
The following table presents selected financial data:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages and per share data)	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue
Revenue from services	$520,737		$431,266		$1,362,304		$1,197,819

Gross profit	$106,997	20.5%	$97,892	22.7%	$277,598	20.4%	$277,798	23.2%
Selling, general and administrative expense	89,082	17.1	91,728	21.3	260,212	19.1	276,147	23.1
Depreciation and amortization (exclusive of depreciation included in cost of services)	5,922	1.1	6,310	1.4	17,720	1.3	18,661	1.5
Loss on assets held-for-sale	—	—	—	—	3,026	0.2	—	—
Goodwill and intangible asset impairment charge	—	—	—	—	3,656	0.3	200	—
Income (loss) from operations	11,993	2.3%	(146)	—%	(7,016)	(0.5)%	(17,210)	(1.4)%
Interest and other income (expense), net	(1,719)		(1,059)		(4,411)		2,037
Income (loss) before tax expense	10,274		(1,205)		(11,427)		(15,173)
Income tax expense	1,029		711		2,492		1,251
Net income (loss)	$9,245	1.8%	$(1,916)	(0.4)%	$(13,919)	(1.0)%	$(16,424)	(1.4)%

Net income (loss) per diluted share	$0.28		$(0.06)		$(0.46)		$(0.55)
Revenue from services

	Thirteen weeks ended					Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	Growth (decline) %	Segment % of total	Sep 28, 2025	Segment % of total	Sep 27, 2026	Growth (decline) %	Segment % of total	Sep 28, 2025	Segment % of total
Revenue from services:
PeopleReady	$337,966	34.4%	64.9%	$251,436	58.3%	$825,329	26.2%	60.6%	$653,967	54.6%
PeopleManagement	135,362	1.9%	26.0	132,863	30.8	396,458	(1.4)%	29.1	402,290	33.6
PeopleSolutions	47,409	0.9%	9.1	46,967	10.9	140,517	(0.7)%	10.3	141,562	11.8
Total Company	$520,737	20.7%	100.0%	$431,266	100.0%	$1,362,304	13.7%	100.0%	$1,197,819	100.0%
Total Company revenue grew 20.7% to $520.7 million for the thirteen weeks ended September 27, 2026, and grew 13.7% to $1.4 billion for the thirty-nine weeks ended September 27, 2026, compared to the same periods in the prior year. The increase in revenue was primarily driven by growth within our skilled businesses, specifically in the energy and commercial driving industries, as well as growth in our core, on-demand business and permanent placements. Growth was partially offset by declines within our OnSite and healthcare staffing businesses, as demand continued to stabilize within these offerings.
PeopleReady
PeopleReady revenue grew 34.4% to $338.0 million for the thirteen weeks ended September 27, 2026, and grew 26.2% to $825.3 million for the thirty-nine weeks ended September 27, 2026, compared to the same periods in the prior year. The increase in revenue was primarily the result of growth within our skilled businesses, specifically the energy industry, which more than doubled over both periods. We also saw growth within our on-demand business for the second consecutive quarter, which contributed to overall growth for both periods.

Page - 23

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleManagement
PeopleManagement revenue grew 1.9% to $135.4 million for the thirteen weeks ended September 27, 2026, compared to the same period in the prior year. PeopleManagement revenue grew for the thirteen weeks ended September 27, 2026 as a result of strong demand within our commercial driving business, partially offset by lower volumes within our OnSite business.
PeopleManagement revenue declined 1.4% to $396.5 million for the thirty-nine weeks ended September 27, 2026, compared to the same period in the prior year. The decline for the thirty-nine weeks ended September 27, 2026 was primarily due to lower volumes within our OnSite business, partially offset by continued growth in our commercial driving business.
PeopleSolutions
PeopleSolutions revenue grew 0.9% to $47.4 million for the thirteen weeks ended September 27, 2026, compared to the same period in the prior year, as permanent placement hiring volumes outpaced declines within our healthcare staffing business.
PeopleSolutions revenue declined 0.7% to $140.5 million for the thirty-nine weeks ended September 27, 2026, compared to the same period in the prior year, as broader market conditions continued to impact hiring trends.
Gross profit

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Gross profit	$106,997	$97,892	$277,598	$277,798
Percentage of revenue	20.5%	22.7%	20.4%	23.2%
Gross profit as a percentage of revenue declined 220 basis points to 20.5% for the thirteen weeks ended September 27, 2026, compared to the same period in the prior year. The decline was primarily driven by revenue shifts toward our lower-margin staffing businesses, specifically the outsized growth in PeopleReady energy work, which resulted in 190 basis points of contraction. Higher workers’ compensation costs contributed the remaining 30 basis points of contraction.
Gross profit as a percentage of revenue declined 280 basis points to 20.4% for the thirty-nine weeks ended September 27, 2026, compared to the same period in the prior year. Changes in revenue mix resulted in 130 basis points of contraction, primarily driven by revenue shifts toward our lower-margin staffing businesses. Higher workers’ compensation costs, driven by less favorable workers’ compensation reserve adjustments, resulted in 120 basis points of contraction. Additionally, the thirty-nine weeks ended September 28, 2025 included a benefit for recognition of certain COVID-19 government subsidies, contributing the remaining 30 basis points of contraction for the thirty-nine weeks ended September 27, 2026.
SG&A expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Selling, general and administrative expense	$89,082	$91,728	$260,212	$276,147
Percentage of revenue	17.1%	21.3%	19.1%	23.1%
Total Company SG&A expense declined by 2.9%, or $2.6 million, for the thirteen weeks ended September 27, 2026, and declined by 5.8%, or $15.9 million, for the thirty-nine weeks ended September 27, 2026, compared to the same periods in the prior year. Cost management actions have enhanced the efficiency of our cost structure and resulted in stronger profitability as revenue grew.
Depreciation and amortization

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Depreciation and amortization (exclusive of depreciation included in cost of services)	$5,922	$6,310	$17,720	$18,661
Percentage of revenue	1.1%	1.4%	1.3%	1.5%

Page - 24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation and amortization decreased for the thirteen and thirty-nine weeks ended September 27, 2026, compared to the same periods in the prior year, primarily due to certain assets becoming fully depreciated during 2025.
Loss on assets held-for-sale

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Loss on assets held-for-sale	$—	$—	$3,026	$—
Our Tacoma headquarters office building and related assets (the “disposal group”), with an initial carrying value of $11.8 million, were classified as held-for-sale when all criteria were met and continue to be classified as held-for-sale as of September 27, 2026. We continue to actively market the building as we pursue options for completion of a sale within a reasonable timeframe.
During fiscal 2026, we updated our estimate of fair value less costs to sell to $8.7 million based on recent comparable market transactions, resulting in a non-cash loss on assets held-for-sale of $3.0 million during the thirty-nine weeks ended September 27, 2026, which is included in loss on assets held-for-sale on our Consolidated Statements of Operations and Comprehensive Income (Loss).
Goodwill and intangible asset impairment charge

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands)	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Goodwill and intangible asset impairment charge	$—	$—	$3,656	$200
We performed an interim impairment test as of the last day of our fiscal first quarter of 2026. As a result of this impairment test, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million for the thirty-nine weeks ended September 27, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in the weighted average cost of capital selected, and a decline in the market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of September 27, 2026 was $13.7 million. See Note 6: Goodwill and Intangible Assets to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details.
Income tax expense

	Thirteen weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	Sep 28, 2025	Sep 27, 2026	Sep 28, 2025
Income (loss) before tax expense	$10,274	$(1,205)	$(11,427)	$(15,173)
Income tax expense	$1,029	$711	$2,492	$1,251
Effective income tax rate	10.0%	(59.0)%	(21.8)%	(8.2)%
Our tax provision and our effective tax rate are subject to variation due to several factors, including variability in accurately predicting our full-year pre-tax income or loss by jurisdiction, tax credits, government audit developments, changes in laws, regulations and administrative practices, valuation allowances recorded on deferred tax assets, and relative changes in expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items, tax credits, and non-deductible expenses on our effective tax rate is greater when our pre-tax income or loss is lower.
For the thirty-nine weeks ended September 27, 2026, our income tax expense was related primarily to our foreign operations. We continue to maintain a valuation allowance against our U.S. federal, state and certain foreign deferred tax assets, initially established in the fiscal second quarter of 2024, resulting in no income tax benefit for these jurisdictions. Our conclusions to maintain a valuation allowance were driven by U.S. and foreign pre-tax losses beginning in 2023 and continuing into 2026, combined with the significant non-cash goodwill impairment charge of $59.1 million recorded during fiscal 2024.

Page - 25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Segment performance
We evaluate performance based on segment revenue and segment profit. Segment revenue is net of intercompany eliminations. Segment profit includes revenue, related cost of services, and ongoing operating expenses directly attributable to the reportable segment. Segment profit excludes loss on assets held-for-sale, goodwill and intangible asset impairment charges, depreciation and amortization expense, unallocated corporate general and administrative expense, interest and other income (expense), income taxes, and other costs and benefits not considered to be ongoing. See Note 13: Segment Information, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our reportable segments, as well as a reconciliation of segment profit to income (loss) before tax expense.
Segment profit should not be considered a measure of financial performance in isolation or as an alternative to net income (loss) on the Consolidated Statements of Operations and Comprehensive Income (Loss) calculated in accordance with accounting principles generally accepted in the United States of America, and may not be comparable to similarly titled measures of other companies.
PeopleReady segment performance was as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue
Revenue from services	$337,966		$251,436		$825,329		$653,967
Cost of services	267,649	79.2%	190,397	75.7%	652,233	79.0%	485,187	74.2%
Selling, general and administrative expense	50,225	14.9%	52,940	21.1%	147,745	17.9%	162,125	24.8%
Segment profit	$20,092	5.9%	$8,099	3.2%	$25,351	3.1%	$6,655	1.0%
PeopleReady segment profit grew $12.0 million and $18.7 million, respectively, for the thirteen and thirty-nine weeks ended September 27, 2026, and also improved as a percentage of revenue, compared to the same periods in the prior year. Growth was primarily due to continued revenue growth within our skilled businesses, specifically the energy industry, as well as a return to growth within our on-demand business. Cost management actions have resulted in a more efficient cost structure and have improved our operating leverage as revenue grew.
PeopleManagement segment performance was as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue
Revenue from services	$135,362		$132,863		$396,458		$402,290
Cost of services	114,020	84.2%	112,007	84.3%	335,980	84.7%	340,375	84.6%
Selling, general and administrative expense	15,382	11.4%	16,304	12.3%	46,306	11.7%	50,368	12.5%
Segment profit	$5,960	4.4%	$4,552	3.4%	$14,172	3.6%	$11,547	2.9%
PeopleManagement segment profit grew $1.4 million and $2.6 million, respectively, for the thirteen and thirty-nine weeks ended September 27, 2026, and also improved as a percentage of revenue, compared to the same periods in the prior year. Growth was primarily driven by revenue mix shift toward our commercial driving business, as well as a reduction in SG&A expense, which was the result of disciplined cost management actions to streamline our organizational structure and improve efficiency.

Page - 26

MANAGEMENT’S DISCUSSION AND ANALYSIS

PeopleSolutions segment performance was as follows:

	Thirteen weeks ended				Thirty-nine weeks ended
(in thousands, except percentages)	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue	Sep 27, 2026	% of revenue	Sep 28, 2025	% of revenue
Revenue from services	$47,409		$46,967		$140,517		$141,562
Cost of services	31,191	65.8%	29,782	63.4%	93,641	66.6%	94,268	66.6%
Selling, general and administrative expense	11,719	24.7%	13,000	27.7%	34,886	24.9%	38,623	27.3%
Segment profit	$4,499	9.5%	$4,185	8.9%	$11,990	8.5%	$8,671	6.1%
PeopleSolutions segment profit grew $0.3 million and $3.3 million, respectively, for the thirteen and thirty-nine weeks ended September 27, 2026, and also grew as a percentage of revenue, compared to the same periods in the prior year. Growth was primarily driven by cost management actions to deliver efficiency and improve profitability.

Page - 27

MANAGEMENT’S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES
We believe we have a strong financial position and sufficient sources of funding to meet our short- and long-term obligations. Our Amended Revolving Credit Facility provides for a revolving line of credit of up to $175.0 million, with an option to increase the amount by $150.0 million, subject to lender approval. As of September 27, 2026, we had $19.8 million in cash and cash equivalents and $102.3 million of debt outstanding. Under the Amended Revolving Credit Facility, $6.2 million was utilized by outstanding standby letters of credit. As of September 27, 2026, our borrowing capacity was $175.0 million, leaving $66.5 million unused on our borrowing base.
Cash generated through our core operations is generally our primary source of liquidity. Our principal ongoing cash needs are to finance working capital, fund capital expenditures, repay outstanding Amended Revolving Credit Facility balances, and execute share repurchases. We may also need cash to fund future acquisitions. We manage working capital through timely collection of accounts receivable, which we achieve through focused collection efforts and close monitoring of trends in days sales outstanding. While client payment terms are generally 90 days or less, we pay our associates daily and weekly, so additional financing through the use of our Amended Revolving Credit Facility is necessary to support working capital needs in times of revenue growth. We also manage working capital through efficient cost management and the strategic timing of accounts payable payments.
We continue to make investments in online and mobile apps to increase the competitive differentiation of our services long-term and improve the efficiency of our service delivery model. In addition, we continue to transition our technology from on-premise software platforms to cloud-based software solutions, while also increasing automation and the efficiency of running our business.
Outside of ongoing cash needed to support core operations, our insurance carriers and certain state workers’ compensation programs require us to collateralize a portion of our workers’ compensation obligation, for which they become responsible should we become insolvent. On a regular basis, these entities assess the amount of collateral they will require from us relative to our workers’ compensation obligation. Such amounts can increase or decrease independently of our assessments and reserves. We continue to face the risk that these collateral requirements may be increased by our insurers due to our loss history and market dynamics. We generally anticipate that our collateral commitments will grow as our business grows. We pay premiums and deposit collateral, if required, in installments. The collateral typically takes the form of cash and cash-backed instruments, highly rated investment-grade securities, letters of credit and surety bonds. Restricted cash, cash equivalents and investments supporting our self-insured workers’ compensation obligation are held in a trust at the Bank of New York Mellon (“Trust”) and are used to pay workers’ compensation claims as they are filed. See Note 7: Workers' Compensation Insurance and Reserves, and Note 4: Restricted Cash, Cash Equivalents and Investments, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for details on our workers’ compensation program as well as the restricted cash, cash equivalents and investments held in Trust.
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
Total collateral commitments decreased $25.6 million during the thirty-nine-week period ended September 27, 2026, primarily due to the use of collateral to satisfy workers’ compensation claims, as well as a decrease in collateral levels required by our insurance carriers, consistent with the $13.0 million decrease in workers’ compensation claims reserve. See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Item 1 of this Quarterly Report on Form 10-Q, for additional details on our workers’ compensation commitments. We continue to actively manage workers’ compensation cost by focusing on improving our associate safety programs and actively controlling costs with our network of service providers. These actions have had a positive impact, creating favorable adjustments to workers’ compensation liabilities recorded in prior periods. Continued favorable adjustments to our prior-year workers’ compensation liabilities are dependent on our ability to continue to aggressively lower accident rates and costs of our claims. Due to our progress in worker safety improvements and the resulting reduction in the frequency and severity of accidents, we expect diminishing favorable adjustments to our workers’ compensation liabilities going forward.

Page - 28

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table provides an analysis of changes in our workers’ compensation claims reserves:

(in thousands)	Sep 27, 2026	Dec 28, 2025
Beginning balance	$96,744	$139,792
Self-insurance reserve expenses related to current year, net	28,671	34,917
Cash payments related to current year claims	(5,803)	(12,557)
Cash payments related to claims from prior years	(28,275)	(32,727)
Changes to prior years’ self-insurance reserve, net	(2,969)	(19,574)
Amortization of prior years’ discount (1)	2,066	(123)
Net change in excess claims reserve (2)	(6,728)	(12,984)
Ending balance	83,706	96,744
Less current portion	23,629	24,193
Long-term portion	$60,077	$72,551
(1)The discount is amortized over the estimated weighted average life. In addition, any changes to the estimated weighted average lives and corresponding discount rates for actual payments made are reflected in cost of services on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period when the changes in estimates are made.
(2)Changes to our claims above our self-insured limits (“excess claims”) are discounted to an estimated net present value using the risk-free rates associated with the actuarially determined weighted average lives of our excess claims.
Restricted cash, cash equivalents and investments also include collateral to support our non-qualified deferred compensation plan in the form of company-owned life insurance policies. Our non-qualified deferred compensation plan is managed by a third-party service provider, and the investments backing the company-owned life insurance policies align with the amount and timing of payments based on employee elections.
A summary of our cash flows for each period is as follows:

	Thirty-nine weeks ended
(in thousands)	Sep 27, 2026	Sep 28, 2025
Net cash used in operating activities	$(56,407)	$(53,674)
Net cash provided by (used in) investing activities	15,604	(16,092)
Net cash provided by financing activities	35,545	59,589
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(500)	(134)
Net change in cash, cash equivalents and restricted cash and cash equivalents	$(5,758)	$(10,311)
Cash flows from operating activities
Operating cash flows consist of net loss adjusted for non-cash benefits and expenses, and changes in operating assets and liabilities.
As client demand improves, the result is generally an increase in accounts receivable and accounts payable. Accrued wages and benefits can fluctuate based on whether the period end requires the accrual of one or two weeks of payroll, the amount and timing of bonus payments, and the timing of payroll tax payments.
Net cash used by accounts receivable during the thirty-nine weeks ended September 27, 2026 was primarily due to an increase in revenue coupled with an increase in days sales outstanding of approximately four days compared to the fiscal fourth quarter of 2025, both reflecting shifts in revenue and corresponding receivables mix toward clients with longer payment terms. In addition, our workers’ compensation claims reserve for estimated claims decreased over the period, driven by prior-year claim payments.

Page - 29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from investing activities
Investing cash flows consist of capital expenditures, business acquisitions, and purchases, sales, and maturities of restricted investments, which are managed in line with our workers’ compensation collateral funding requirements and timing of claim payments.
Net cash provided by investing activities during the thirty-nine weeks ended September 27, 2026 was primarily due to maturities of restricted investments, which were only partially reinvested due to lower workers’ compensation collateral requirements. Cash provided was partially offset by capital expenditures, including continued investments to enhance our technology platforms throughout our businesses.
Cash flows from financing activities
Financing cash flows consist primarily of the net change in our Amended Revolving Credit Facility, repurchases of common stock as part of our publicly announced share repurchase program, amounts to satisfy employee tax withholding obligations upon the vesting of restricted stock, and proceeds from the sale of common stock through our employee stock purchase plan.
Net cash provided by financing activities during the thirty-nine weeks ended September 27, 2026 was due to draws on our Amended Revolving Credit Facility, primarily to finance working capital needs as revenue increased. While we did not execute share repurchases during the thirty-nine weeks ended September 27, 2026, $33.5 million remains available for repurchase under existing authorizations as of September 27, 2026.

Page - 30

MANAGEMENT’S DISCUSSION AND ANALYSIS

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. The following has been updated to reflect changes made during the thirty-nine weeks ended September 27, 2026.
Goodwill and indefinite-lived intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis as of the first day of our fiscal second quarter, or whenever events or circumstances make it more likely than not that an impairment may have occurred. These events or circumstances could include a significant change in general economic conditions, deterioration in the industry environment, changes in cost factors, declining operating performance indicators, legal factors, competition, client engagement, changes in the carrying amount of net assets, a sale or disposition of a significant portion of a reporting unit, or a sustained decrease in stock price. We monitor the existence of potential impairment indicators throughout the fiscal year.
Goodwill
We test for goodwill impairment at the reporting unit level. We consider our reporting units to be our operating segments or one level below (the component level) based on our organizational structure. Our reporting units with remaining goodwill as of September 27, 2026 were Centerline, PeopleScout, and HSP.
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
Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and economic changes on each reporting unit. We estimate the fair value using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant estimates and judgments, including estimation of future cash flows, which are dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. We also apply a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare are revenue and earnings before interest, taxes, depreciation and amortization.
We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Page - 31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interim impairment test
During the fiscal first quarter of 2026, the sustained decrease in share price and resulting decrease in market capitalization, as well as downward revisions to future revenue and profitability projections related to the HSP reporting unit due to reductions in government funding that have impacted certain HSP clients, resulted in management determining that a triggering event occurred for the HSP reporting unit. Therefore, we performed an interim goodwill impairment test for this reporting unit as of the last day of our fiscal first quarter of 2026. The weighted average cost of capital used in our most recent impairment test was 16.5%, which was risk-adjusted to reflect the specific risk profile of the HSP reporting unit.
Based on our interim impairment test as of the last day of our fiscal first quarter of 2026, we concluded that the carrying amount of the HSP reporting unit exceeded its estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $3.7 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended September 27, 2026. The goodwill impairment was primarily driven by downward revisions to future projections associated with our HSP reporting unit, an increase in the weighted average cost of capital selected, and a decline in market capitalization of similar publicly traded companies. The remaining goodwill balance for HSP as of September 27, 2026 was $13.7 million. Any significant adverse change in our near- or long-term projections or macroeconomic conditions could result in future impairment charges. We will continue to closely monitor the operational performance of this reporting unit.
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
The quantitative impairment test, if necessary, utilizes the relief-from-royalty method to determine the fair value of each of our trademarks. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including forecasted future revenue, royalty rates and appropriate discount rates. We performed our annual impairment test for indefinite-lived intangible assets as of the first day of our fiscal second quarter of 2026. Based on our quantitative assessment, we concluded that the fair value of each trademark was in excess of its carrying amount; therefore no impairment resulted.
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

Page - 32

Item 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
During the fiscal third quarter of 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at a reasonable assurance level, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of September 27, 2026.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

Page - 33

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 9: Commitments and Contingencies, to our consolidated financial statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.	RISK FACTORS
This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors set forth in Part I, Item 1A of our Annual Report filed on Form 10-K for the fiscal year ended December 28, 2025. With the exception of the risk factors noted below, which update the specific risk factors in our Annual Report filed on Form 10-K for the fiscal year ended December 28, 2025, there have been no material changes from the risk factors previously disclosed therein.
Investing in our securities involves risk. In addition to the updated risk factors below and all other information set forth in this Quarterly Report on Form 10-Q, the risk factors described in Part I, Item 1A of our Annual Report filed on Form 10-K for the fiscal year ended December 28, 2025 should be considered in evaluating our future prospects. If any of the events described herein or therein occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.
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
Our articles of incorporation and bylaws contain provisions that may have the effect of making it more difficult for a third party to acquire or attempt to acquire control of the Company, including:
•no cumulative voting in the election of directors, which limits the ability of minority shareholders to elect director candidates;
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
In the past, in response to unsolicited offers to the Company, the Board adopted a Shareholder Rights Plan and may do so again if faced with similar circumstances inconsistent with the best interests of our shareholders. In addition, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, which prohibits certain business combinations between us and certain significant shareholders unless specified conditions are met. These provisions in our articles of incorporation, our bylaws and Washington law may also have the effect of delaying or preventing a change of control of the Company, even if this change of control would benefit our shareholders.
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

Page - 34

For example, we have received unsolicited proposals to buy all or a portion of the Company. After a careful review of these proposals, including consultation with the Company’s independent financial and legal advisors regarding the Company’s business strategy, historical, current and future valuation, and potential alternative opportunities, our Board unanimously rejected them, as they failed to maximize value for, and were not in the best interests of, the Company’s shareholders.
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
We experience a degree of revenue concentration with large clients and in certain industries. Generally, our contracts do not contain guarantees of minimum duration, revenue levels, or profitability. Our clients have in the past and could in the future terminate their contracts or materially reduce their requested levels of service at any time. Currently, we have one client that represents over 10% of our consolidated revenue. The deterioration of the financial condition of a large client or a particular industry could have a material adverse effect on our business, financial condition and results of operations. In addition, a significant change to the business, staffing, or recruiting model of these clients, for example, a decision to insource our services, has had, and could again have, a material adverse effect on our business, financial condition and results of operations. Reduced demand for our services from larger clients or certain industries, or supply interruptions for manufacturing, have had, and could continue to have, a material adverse effect on our business, financial condition and results of operations. Client concentration also exposes us to concentrated credit risk, as a significant portion of our accounts receivable may be from a small number of clients. If payments on accounts receivable are slower than expected, if we are unable to collect our receivables, or if we are required to take additional reserves, our results and cash flows will be adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below includes repurchases of our common stock pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs during the thirteen weeks ended September 27, 2026.

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs at period end (1)
06/29/2026 through 07/26/2026	—	$—	—	$33.5 million
07/27/2026 through 08/23/2026	—	$—	—	$33.5 million
08/24/2026 through 09/27/2026	—	$—	—	$33.5 million
Total	—	$—	—
(1)On January 31, 2022, our Board of Directors authorized a $100.0 million addition to our share repurchase program of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock and does not have an expiration date. As of September 27, 2026, $33.5 million remains available for repurchase under the existing authorization.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Page - 35

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Trading plans
During the fiscal third quarter of 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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
Copies of Exhibits may be obtained upon request directed to Mr. Garrett Ferencz, TrueBlue, Inc., PO Box 2910, Tacoma, Washington 98401, and many are available at the SEC’s website found at www.sec.gov.

Page - 36

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrueBlue, Inc.

	/s/ Taryn R. Owen	11/4/2026
	Signature	Date
By:	Taryn R. Owen, Chief Executive Officer and President

	/s/ Carl R. Schweihs	11/4/2026
	Signature	Date
By:	Carl R. Schweihs, Chief Financial Officer and Executive Vice President

	/s/ Brian Capone	11/4/2026
	Signature	Date
By:	Brian Capone, Chief Accounting Officer and Senior Vice President

Page - 37